Form 10-Q
period 2023-03-31
MONOGRAM ORTHOPAEDICS INC
filed 2023-06-06
CIK 1769759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2023

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 001-41707

Monogram Orthopaedics Inc.

(Exact name of registrant as specified in its charter)

3913 Todd Lane, Austin, TX	78744
(Address of principal executive offices)	(Zip Code)

(512) 399-2656

(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MGRM	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 6, 2023, there were 29,253,251 shares of Common Stock, par value $0.001 per share, of the registrant issued and outstanding.

MONOGRAM ORTHOPAEDICS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONOGRAM ORTHOPAEDICS INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,718,518	$10,468,645
Prepaid expenses and other current assets	555,486	788,004
Total current assets	8,274,004	11,256,650
Equipment, net of accumulated depreciation	1,047,231	1,082,442
Intangible assets, net	706,250	758,750
Operating lease right-of-use assets	561,207	592,221
Total assets	$10,588,692	$13,690,063
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,179,932	$663,170
Accrued liabilities	504,959	748,460
Warrant liability	7,516,578	7,519,101
Operating lease liabilities, current	119,946	118,166
Total current liabilities	9,321,415	9,048,897
Operating lease liabilities, non-current	461,641	491,989
Total liabilities	9,783,056	9,540,886
Commitments and contingencies	—	—
Stockholders' equity:
Series A Preferred Stock, $.001 par value; 5,443,717 shares authorized, 4,897,553 shares issued and outstanding at March 31, 2023 and December 31, 2022	4,898	4,898
Series B Preferred Stock, $.001 par value; 3,456,286 shares authorized, 3,195,599 shares issued and outstanding at March 31, 2022 and December 31, 2022	3,196	3,196
Series C Preferred Stock, $.001 par value; 600,000 shares authorized, 459,455 and 438,367 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	459	438
Common stock, $.001 par value; 90,000,000 shares authorized 9,673,870 shares issued and outstanding at March 31, 2023 and December 31, 2022	9,674	9,674
Additional paid-in capital	42,409,578	41,894,417
Accumulated deficit	(41,622,169)	(37,763,447)
Total stockholders' equity	805,636	4,149,176
Total liabilities and stockholders' equity	$10,588,692	$13,690,063

The accompanying notes are an integral part of these financial statements.

MONOGRAM ORTHOPAEDICS INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
	2023	2022
Product revenue	$—	$—
Cost of goods sold	—	—
Gross profit	—	—
Operating expenses:
Research and development	1,720,488	965,308
Marketing and advertising	1,115,639	2,204,979
General and administrative	1,059,938	600,665
Total operating expenses	3,896,065	3,770,952
Loss from operations	(3,896,065)	(3,770,952)
Other income (expense):
Change in fair value of warrant liability	2,523	(739,306)
Interest income and other, net	34,820	5,599
Total other income (expense), net	37,343	(733,707)
Net loss before taxes	(3,858,722)	(4,504,659)
Income taxes	—	—
Net loss	$(3,858,722)	$(4,504,659)
Basic and diluted loss per common share	$(0.40)	$(0.47)
Weighted-average number of basic and diluted shares outstanding	9,673,870	9,673,870

The accompanying notes are an integral part of these financial statements.

MONOGRAM ORTHOPAEDICS INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Series A		Series B		Series C						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2022	4,897,553	$4,898	3,195,599	$3,196	438,367	$438	9,673,870	$9,674	$41,894,417	$(37,763,447)	$4,149,176
Issuances of Class C Preferred Stock, net of issuance costs	—	—	—	—	21,088	21	—	—	147,021	—	147,042
Stock-based compensation	—	—	—	—	—	—	—	—	368,140	—	368,140
Net loss	—	—	—	—	—	—	—	—	—	(3,858,722)	(3,858,722)
Balance as of March 31, 2023	4,897,553	$4,898	3,195,599	$3,196	459,455	$459	9,673,870	$9,674	$42,409,578	$(41,622,169)	$805,636

	Series A		Series B		Series C						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2021	4,897,553	$4,898	1,743,481	$1,743	—	$—	9,673,870	$9,674	$27,559,343	$(24,072,500)	$3,503,158
Issuances of Class B Preferred Stock, net of issuance costs	—	—	1,356,303	1,356	—	—	—	—	9,010,822	—	9,012,178
Stock-based compensation	—	—	—	—	—	—	—	—	76,973	—	76,973
Net loss	—	—	—	—	—	—	—	—	—	(4,504,659)	(4,504,659)
Balance as of March 31, 2022	4,897,553	$4,898	3,099,784	$3,099	—	$—	9,673,870	$9,674	$36,647,138	$(28,577,159)	$8,087,650

The accompanying notes are an integral part of these financial statements.

MONOGRAM ORTHOPAEDICS INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
	2023	2022
Operating activities:
Net loss	$(3,858,722)	$(4,504,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	368,140	76,973
Depreciation and amortization	102,503	96,644
Change in fair value of warrant liability	(2,523)	739,306
Changes in non-cash working capital balances:
Other current assets	232,518	17,124
Accounts payable	516,762	44,220
Accrued liabilities	(243,501)	(150,391)
Operating lease assets and liabilities, net	2,446	174
Cash used in operating activities	(2,882,377)	(3,680,609)
Investing activities:
Purchase of equipment	(14,792)	—
Cash used in investing activities	(14,792)	—
Financing activities:
Proceeds from issuances of Series B Preferred Stock, net	—	9,012,178
Proceeds from issuances of Series C Preferred Stock, net	147,042	—
Cash provided by financing activities	147,042	9,012,178
(Decrease) increase in cash and cash equivalents during the period	(2,750,127)	5,331,569
Cash and cash equivalents, beginning of the period	10,468,645	5,535,710
Cash and cash equivalents, end of the period	$7,718,518	$10,867,279

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Increase in right of use asset and lease liability from lease extension	$—	$245,120

The accompanying notes are an integral part of these financial statements.

MONOGRAM ORTHOPAEDICS INC.

UNAUDITED NOTES TO FINANCIAL STATEMENTS

1.	Description of Business and Summary of Accounting Principles

Monogram Orthopaedics Inc. (“Monogram” or the “Company”), incorporated in the state of Delaware on April 21, 2016, is working to develop a product solution architecture to eventually enable mass personalized optimization of orthopedic implants by linking 3D printing and robotics via automated digital image analysis algorithms.

The Company has a working navigated robot prototype that can optically track a simulated surgical target and execute optimized auto-generated cut paths for high precision insertion of implants in synthetic bone specimens. These implants and cut-paths are generated with proprietary Monogram software algorithms.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and are consistent in all material respects with those applied in our December 31, 2022 Form 1-K.

As permitted by SEC requirements for interim reporting, certain footnotes or other financial information have been condensed or omitted. In the opinion of management, all normal and recurring adjustments considered necessary for the fair presentation of the financial statements have been included. Revenues, expenses, assets, and liabilities can vary during each quarter of the year, therefore, the results and trends in these interim financial statements may not be representative of those for the full year.

The information included in this Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2022 Form 1-K.

Stock Split

On November 30, 2022, the Company effected a two-for-one stock split of its common stock and increased the number of authorized shares of the Company’s capital stock to 150,000,000, with 90,000,000 designated as Common Stock, and 60,000,000 designated as Preferred Stock. All share and loss per share information have been retroactively adjusted for all periods presented to reflect the stock split, the incremental par value of the newly issued shares, and the increased number of authorized shares.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relate to the fair value of the warrant liability, valuations of stock-based compensation, and the income tax valuation allowance. On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of common stock shares outstanding. To the extent that stock options, warrants, and convertible preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. For the three months ended March 31, 2023 and 2022, the Company excluded the following shares from the calculation of diluted loss per share because such amounts were antidilutive:

	2023	2022
Shares issuable upon conversion of Series A Preferred Stock	9,795,106	9,975,106
Shares issuable upon conversion of Series B Preferred Stock	6,391,334	6,199,568
Shares issuable upon conversion of Series C Preferred	918,910	—
Shares issuable upon exercise of warrants	2,364,697	2,217,349
Shares issuable upon exercise of stock options	4,862,166	3,243,566
Total	24,332,213	21,635,589

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

2.	Other Current Assets

Other current assets consist of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Inventory	$4,550	$4,550
Receivable from investment platform vendor	1,796	157,598
Advance paid to vendor for supply development contract	250,000	250,000
Other prepaid expenses	230,888	375,856
Deferred stock issuance costs	68,252	—
Other current assets	$555,486	$788,004

The receivable from the Company’s investment platform vendor is the result of a timing difference between when investors in the Company’s offering of Series C Preferred Stock purchase shares and remit payment to the platform vendor and when these funds are released to the Company by the platform vendor. Deferred stock issuance costs relate to expenses incurred for the Company’s initial public offering which was completed in May 2023.

3.	Preferred and Common Stock

Offering of Series B Preferred Stock

On January 15, 2021, the Company received a notice of qualification to issue up to 4,784,689 shares of Series B Preferred Stock, plus up to 478,468 additional shares of Series B Preferred Stock eligible to be issued as Bonus Shares to investors. The initial price of each share sold in the offering was $6.27, but this was increased to $7.52 beginning in June 2021. The Series B Preferred Stock may be converted into two shares of the Company’s Common Stock at the discretion of each investor, or automatically upon the occurrence of certain events, like an initial public offering. The Company discontinued its offering of Series B Preferred Stock prior to commencing its offering of Series C Preferred Stock.

Offering of Series C Preferred Stock

On July 14, 2022, the Company initiated a Regulation CF offering with Novation Solutions Inc. (O/A DealMaker) in which the Company planned to raise up to $5,000,000 from the issuance of 499,500 shares of Series C Preferred Stock at a price per share of $10.01 (the “Series C Offering”). The Series C Preferred Stock may be converted into two shares of the Company’s Common Stock at the discretion of each investor, or automatically upon occurrence of certain events, like an initial public offering. The Company discontinued its offering of Series C Preferred Stock in March 2023.

During the three months ended March 31, 2023 and 2022, the Company incurred issuance costs of approximately $132,301 and $788,996, respectively, related to its preferred stock offerings, and recorded these costs as a reduction of additional paid-in capital.

Anti-Dilution Right of CEO

Benjamin Sexson, the Company’s Chief Executive Officer (“CEO”), is entitled to pre-emptive rights that permit him to preserve his vested equity position in the Company in the event of any additional issuances of Common Stock (or securities convertible into Common Stock), at a per-share price equal to the then current fair value, as reasonably determined by the Board.

4.	Stock Warrants

On December 20, 2018, the Company issued a non-dilutive warrant that expires on December 20, 2025. The warrant has an exercise price of $1,250,000 and is exercisable into (i) shares of common stock equal to five percent (5%), calculated on a post-exercise basis, of the fully diluted capitalization of the Company, as of the date or dates of exercise, plus (ii) shares of preferred stock of each class or series of preferred stock of the Company equal to five percent (5%), calculated on a post-exercise basis, of the total issued and outstanding number of preferred shares of the Company, as of the date or dates of exercise.

At March 31, 2023 and December 31, 2022, this warrant was exercisable into a total of 1,700,297 and 1,697,525 shares, respectively, of the Company’s capital stock. The fair value of this warrant was $7,384,084 and $7,392,041 at March 31, 2023 and December 31, 2022, respectively, and was estimated using a Black-Scholes valuation model with the following assumptions:

	March 31,		December 31,
	2023		2022
Estimated per-share fair value of common stock	$5.01		$5.01
Expected term	2.7	years	3.0	years
Volatility	26.01%		25.07%
Dividend rate	0.0%		0.0%
Discount rate	3.87%		4.24%

At both March 31, 2023 and December 31, 2022, the Company estimated the fair value of its common stock by reference to the price per share at which it was currently selling shares of preferred stock. Since the Company’s preferred stock is convertible into two shares of common stock, the estimated fair value of common stock was determined to be one-half the price per share of its recent sales of preferred stock.

In October 2020, the Company issued a warrant to a vendor in exchange for platform and technology services provided to the Company in connection with its offering of Series B Preferred Stock. This warrant is exercisable into shares of Series B Preferred Stock equal to 2% of the total number of shares of Series B Preferred Stock issued to investors in connection with the Company’s offering of Series B Preferred Stock. The exercise price of this warrant is $5.01, and the warrant expires in October 2025. At both March 31, 2023 and December 31, 2022, the warrant was exercisable into 116,457 shares of Series B Preferred Stock, and the estimated value of the warrant liability was $121,200 and $127,059 at March 31, 2023 and December 31, 2022, respectively.

In February 2019, the Company entered into a warrant agreement that provided the holder with the right to acquire $1,000,000 worth of shares of the Company’s capital stock upon the occurrence of the Company raising $5,000,000 in an equity financing. As a result of the Series A Preferred Stock issuances in 2020, this threshold was achieved, and the warrant is now exercisable into 273,972 shares of Series A Preferred Stock at a price of $3.65 per share. This warrant expires in February 2024.

As the Company issues additional shares of common or preferred stock, the estimated fair value of the warrant liability is expected to increase.

5.	Stock Options

The Company has adopted a stock option plan covering the issuance of up to 4,000,000 shares of Common Stock to qualified individuals. Options granted under this plan vest over four years and expire ten years from the date of the grant. The following table summarizes stock option activity for the three months ended March 31, 2023:

	Option	Weighted-Average	Weighted-Average
	Number of	Exercise	Remaining
	Shares	Price Per Share	Contractual Term
Options outstanding as of January 1, 2023	4,851,666	$1.91	8.4
Granted	58,000	1.81
Exercised	—	—
Canceled	—	—
Options outstanding as of March 31, 2023	4,909,666	$1.91	8.2
Options exercisable as of March 31, 2023	1,906,098	$1.68	7.1

Stock-based compensation expense resulting from granted stock options was $368,140 and $76,973 for the three months ended March 31, 2023 and 2022, respectively. Unrecognized stock-based compensation expense of $6,843,566 at March 31, 2023 will be recognized in future periods as the related stock options continue to vest over a weighted-average period of 3.32 years.

6.	Subsequent Events

On May 16, 2023, the Company completed an offering pursuant to Tier 2 of Regulation A, in which it raised $16,011,017, net of underwriting commission costs of $1,205,130, from the sale of 2,374,641 shares of common stock at a price of $7.25 per share. Subsequently, on May 17, 2023, the Company filed a Form 8-A in connection with the listing of its common stock on Nasdaq, which was declared effective on the same date. At that time, each outstanding share of Series A, Series B, and Series C preferred stock was converted into two shares of common stock of the Company.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Monogram Orthopaedics, Inc was incorporated under the laws of the State of Delaware on April 21, 2016. Monogram Orthopaedics is working to develop a product solution architecture with the long-term goal to enable patient-optimized orthopaedic implants economically at scale by linking 3D printing and robotics with advanced pre-operative imaging. The Company has a robot prototype that can autonomously execute optimized paths for high precision insertion of implants in synthetic bone specimens. Monogram intends to produce and market robotic surgical equipment and related software, orthopaedic implants, tissue ablation tools, navigation consumables, and other miscellaneous instrumentation necessary for reconstructive joint replacement procedures. The Company has not yet made 510(k) premarket notification submissions or obtained 510(k) clearances for any of its robotic products. FDA approval is required to market our products, and the Company has not obtained FDA approval for any of its robotic products, and it cannot estimate the timing, or assure our ability, to obtain such clearances.

Our Background

Our Company’s business is based on ideas formulated by Dr. Douglas Unis, an Associate Professor of Orthopaedic Surgery at the Icahn School of Medicine at Mount Sinai (“MSSM”).

Our founding philosophy is that advances in technology will usher in a new way of thinking about reconstructive joint procedures and orthopaedic implants. We believe that the future of orthopaedic joint replacements lies in build-to-order, press-fit patient-optimized implants that rely on natural biologic fixation rather than cement. We believe such implants will be insertable into bone cavities prepared by high-precision robotic tools. We believe CT-based robotic preparation will make it easier to perform challenging surgical techniques (for example, kinematic alignment for TKA). To facilitate the cost-efficient delivery of anatomy restoring patient optimized implants, we believe it is necessary to develop efficient processes for designing and fabricating implants and surgical plans. We also believe that advanced imaging such as a CT scan or MRI is required to prepare the surgical plans and execute the robotic procedures for patient-optimized implants. For example, patient-optimized implants may require high-precision bone preparation beyond two-dimensional planar cuts or alignment. For these processes to be economically scalable, we believe they may need a high degree of optimization, which may require a high functioning navigated surgical robot capable of executing complex cut paths; i.e., a product solution architecture with image processing, scalable, patient-optimized implant design, pre-operative planning, and robotic execution.

We believe that press-fit 3D printed patient optimized implants that rely on biologic fixation may prove to be clinically superior over the long term while also alleviating the tremendous inventory burden and capital inefficiencies of generic implant distribution. It is our view that implants should be designed and optimized to fit and restore a patient’s anatomy and that the ability of a robot to execute irregular cuts could exceed the capabilities of even the most skilled surgeons. Monogram believes that the use of patient-specific implants and robotic surgery will, over time, reduce complications and failure rates and lower costs considerably.

Principal Products and Services

Monogram’s primary business will be to market orthopaedic implants insertable with our orthopaedic robot. We note that initially, the Monogram implants will be insertable with both manual instrumentation or our surgical robot (surgeon option). The development of our robotic system remains our focus. We plan to execute an incremental, multi-generational product release strategy, starting with generic knee implants prepared with our robotic system. Over time our goal is to introduce optimized total knee replacements compatible with our robotic system, but only after launching our robotic system with generic implants. If we successfully commercialize our orthopaedic robot for total knee replacements and have sufficient capital and market interest, we will pursue additional clinical applications, including hip, knee, shoulder, and extremities.

The equipment required for robotic bone preparation includes:

●	Navigated surgical robots with optical tracking equipment and a cutting end-effector,
●	Pre-operative and intra-operative software guidance application,
●	Consumable Tissue ablation tools, and
●	Navigation consumables (fiducial markers, tracked retractors, etc.).

The Monogram robotic system and related hardware (end-effector) are multi-use capital equipment. Monogram’s pre-operative planning software, robotic controls, and intra-operative software are needed to use the robotic system properly. This software will be subject to an annual license billed based on the clinical scope of use (for example, total knee arthroplasty). Each clinical application will be billed separately. A mix of re-usable and single-use instrumentation is needed during the procedure. The elements of our system are sold individually but generally must be used with the system to perform its intended clinical function properly.

A significant percentage of orthopaedic medical devices are outsourced to original equipment manufacturers (OEMs). Monogram intends to outsource much of the manufacturing of its products (including implants and instrumentation needed to execute reconstructive joint replacements) to established suppliers. These suppliers may already be approved suppliers for the most significant market participants and may have decades of product-specific manufacturing expertise.

According to an analysis conducted by Orthopaedic Network News (Vol 33, No 3, August 2022) on orthopaedic procedures, as of 2021, the average cost of implant components for all total hip procedures was approximately $5,043 and for all total knee procedures was $4,837. Monogram expects to price our products consistent with the market. We believe we are on track to be the first company to market with a CT-based navigated seven joint robot arm that can autonomously cut with a rotary tool or sagittal saw robot arm.

Near-Term Product Focus

The Company is executing a phased commercialization approach whereby it will initially launch its robotic system to prepare bone for Monogram’s generic implants with the intention to introduce more novel implants later. The Company’s generic implants are based on licensed implants that the Company has upgraded to be competitive with the current state of the art.

On July 1, 2020, the Company entered into a non-exclusive licensing and distribution agreement with a medical technology company for an FDA-approved total knee system, FDA-approved partial knee system, and FDA-approved total hip system. The agreement provides Monogram with the rights to these products, including the right to market and sell these products anywhere within the United States. The initial term of this agreement is ten (10) years, with additional one-year optional renewals following the initial term (unless the agreement is earlier terminated, which may only occur upon a breach by one of the parties to the agreement, or for cause). The Company has made material changes to these licensed products (which are not patented as of the date of this report) and does not anticipate it will be reliant on the licensing agreement described above for these products after the expiration of the initial term.

Monogram has upgraded features of its licensed implants described above and has incorporated elements from those licensed implants into novel implants. The Company has successfully completed all required testing for this novel implant, and intends for this implant to be Monogram’s first-generation press-fit implant to be used with its surgical robot, if and when the surgical robot receives clearance from the FDA.

In the first quarter of 2023, Monogram completed a pre-submission meeting with the FDA in relation to its planned 510(k) premarket notification submission for its robot to, among other things, determine whether clinical data will be required with the Company’s 510(k) premarket notification submission for its robot. The FDA requested that the Company file a supplement to the Company’s previously submitted verification and validation plan, which has been submitted and, as of the date of this report, is currently under review by the FDA. See the “Regulation” subsection further below for more details.

Market

According to analysis conducted by Orthoworld in “The Orthopaedic Industry Annual Report” published June 2022, the orthopaedic devices market is highly concentrated, with the top seven market participants accounting for almost 66% of total sales as of 2021. Monogram’s primary target market, the joint reconstruction market, is even more concentrated, with the top four market participants accounting for approximately 75% of total market sales. Monogram’s first addressable market, knee reconstruction, is likewise consolidated, with the four most significant players controlling 81% of the market and no other company controlling more than 2.2%. The total joint replacement devices market as of 2021 was approximately $19.4 billion globally. In the United States, the number of total primary hip replacement procedures was estimated to be 505,753, and the number of total primary knee replacements was estimated to be 933,324 in 2021.

Most patients who undergo reconstructive joint replacement surgeries are aged between 50 and 80 years old, with the average patient age for hip and knee replacements around approximately 65 years of age. Many of these patients rely on third-party payors, principally federal Medicare, state Medicaid, and private health insurance plans, to pay for all or a portion of the costs and fees associated with joint replacement surgeries.

According Orthoworld in “The Orthopaedic Industry Annual Report” published June 2022, the reconstructive joint replacement market is expected to grow at an annual rate of between 3 and 3.4 percent, with growth driven primarily by an aging population, the obesity epidemic, and developments in advanced materials that have improved the longevity of implants and their efficacy for younger patients. The fastest-growing patient demographic is patients aged 45 to 54 years of age. It should be noted that COVID-19 has had a significant and material adverse impact on the orthopaedic market resulting in substantial demand destruction. These market growth estimates may not adequately reflect the effects of the COVID-19 crisis correctly, and management expects that the market for orthopaedic procedures could shrink and that the adverse impacts could last for an extended period.

Management believes that the market for robotics and surgically prepared press-fit implants will outpace broader market growth primarily because of the limited market penetration and observed growth of the Stryker Corporation, which utilizes navigated robotics and press-fit implants. In particular, management has paid close attention to Stryker’s performance in the CT-based robotically prepared press-fit knee market. The Stryker Corporation markets the MAKO, a robotic-arm assisted technology that uses a CT-based preoperative plan to help surgeons provide patients with a personalized surgical experience. According to Orthopaedic Network News (Vol 33, No 3, August 2022), Stryker has a 70% market share in cementless knee constructs, which, according to the same source, could have as much as a 10% higher average selling price than cemented knee constructs. From 2020 to 2021, Depuy Synthes, Smith+Nephew, and Zimmer Biomet had year-over-year sales increases of 13.3%, 8.7%, and 13.2%, respectively. The Stryker Corporation realized sales declines in its knee segment of 17.6% over the same period. Monogram believes this outperformance demonstrates, in part, the differentiation of the Mako system.

According to Orthopaedic Network News (Vol 33, No 3, August 2022), Stryker’s share of the robotic joint replacement procedures could be as high as 99%, with the Zimmer Rosa and Smith & Nephew Navio systems accounting for 1% combined. Management believes that this sales outperformance speaks to the distinct technological advantages of the Stryker robotic system. The Stryker Mako robot is currently the only robot that uses a CT-based planning approach combined with a navigated multi-joint cutting arm that features an integrated cutting tool.

Management believes that the market penetration of orthopaedic robotics and uncemented implants remains low. According to Orthopaedic Network News (Vol 33, No 3, August 2022), approximately 10% of knees are uncemented. According to Orthopaedic Network News (Vol 33, No 3, August 2022), approximately 8% of total primary knee replacements are robotic, and 3% of hip replacements are prepared robotically. With robotics accounting for approximately 26% of partial knee replacements, according to the same source, there is considerable room for increased utilization of robotics in joint reconstruction. The Stryker Corporation indicated in a company conference presentation on February 27, 2019, at the SVB Leerink Global Healthcare Conference, that there are 5,000 orthopaedic hospitals in the US, the majority of which they think would be a candidate for at least one robot.

According to Medtech 360 Orthopaedic Surgical Robotic Devices Global Market Analysis, the robotic-assisted procedure growth rate in knees may be as high as 29.2% compounded annually over the next seven years. Monogram’s management believes that robot penetration and the use of surgical robots for bone preparation of press-fit implants remain low. This is partly why management believes it is in the Company’s best interest to simultaneously pursue the development of a novel press-fit knee that can be inserted in bone cavities prepared with a robotic system.

Management believes that optimized press-fit (also “uncemented”) implants combined with navigated robotic bone preparation will grow, driven by an industry focus on normalizing patient outcomes and efforts to mitigate clinical risk and improve productivity (one of the potential benefits of not using bone cement). At the same conference, the Stryker Corporation described the limitations of cement; handling time, set-up time, odor related to it, and most significantly, leaving behind another foreign body that can degrade over time and cause implant loosening. Monogram implants will not utilize bone cement, which we believe provides an opportunity for us to disrupt this market, especially when combined with a robotic surgical system. With the technology and product infrastructure we are developing, we believe we may be positioned to capitalize on this growing market. Because press-fit implants rely on natural biologic fixation rather than cement, the initial stability of the implants may be essential to facilitate proper osteointegration and long-term stability. Management believes that these types of implants are well suited for a robotic surgical system capable of executing high accuracy cuts.

Known or Anticipated Trends

Our primary addressable market is for knee procedures, specifically primary Total Knee Arthroplasty (“TKA”) procedures (Monogram has a patent on a novel Total Hip Arthroplasty (“THA”) design, but we will not be pursuing commercialization until after the knee has been successful approved). Reconstructive joint replacement procedures intend to replace the diseased or damaged bone with fabricated implants to restore patient function. Management of the Company has reviewed third-party reports by Orthopaedic Network News (Vol 33, No 3, August 2022) that identify that approximately 933,324 primary TKA procedures were conducted in the United States in 2021, compared to 786,718 TKA procedures in 2020. This increase in primary TKA procedures represents a year-over-year increase in surgical volume from 2020 to 2021 of 19%. Management believes this increase partly reflects the impact of “pent up” demand related to the COVID-19 pandemic and exceeds normal trends.

Joint reconstruction is widely recognized as a highly effective treatment as measured by the rates of long-term survivability. Generally, implants are surgically inserted with fixation achieved via cement or osseointegration (“press-fit,” “cementless,” “uncemented”). Monogram is focusing its developments on cementless knee fixation.

We expect the procedure volumes to increase, driven by demographic tailwinds and rising adoption of uncemented implant use. The cementless knee segment may increase by an estimated 400,000 procedures from 2020 to 2024, representing an increase in the segment of approximately $1.21 billion (Technavio. Cementless Total Knee Arthroplasty Market by Product and Geography - Forecast and Analysis 2020-2024 (2020)). According to Orthoworld in “The Orthopaedic Industry Annual Report” published June 2022, the global market for Knee Joint Reconstruction Sales in 2021 was estimated to be $9.0 billion, up from $7.8 billion in 2020. Those same publications projected the Knee Joint Reconstruction market to increase to $10 billion by 2025. According to Orthopaedic Network News (Vol 33, No 3, August 2022) the average selling price for a cementless primary knee implants was estimated by one industry publication to be $4,427 in 2021. While insurers and other healthcare providers such as Centers for Medicare & Medicaid Services (“CMS”) seem to recognize that these procedures are generally effective at returning patients to productivity, pressures persist in improving quality and reducing cost. We believe these pressures are a potential tailwind for technologies that help surgeons consistently achieve positive total “episode of care” outcomes (reducing the length of stay, reducing revision surgeries, supporting better patient outcomes, etc.).

The push for reproducible positive outcomes has been positive for the adoption of computer-assisted surgical robotics. Some new studies indicate that robotic TKA is associated with a shorter length of stay, reduced utilization of services, and reduced 90-day payer costs compared with manual procedures (Cool, C., Jacofsky, D., Seeger, K., Coppolecchia, A., Sodhi, N., Ehiorobo, J.,; Mont, M. (n.d.). A 90-day episode-of-care cost analysis of robotic-arm assisted total Knee Arthroplasty. EPiC Series in Health Sciences, published October 26, 2019). Management expects robot adoption to continue. According to Medtech 360 “Orthopaedic Surgical Robotic Devices” 2019 Global Market Analysis, approximately 514,000 TKA procedures could be robotic by 2027.

The emergence of 3D printing technologies, which allow manufacturers to print porous structures directly into implants, could also help drive uncemented implant adoption. As identified in the above industry studies, our view is that the growth and demand for press-fit uncemented implants are increasing, and the market penetration of press-fit implants for knee replacements remains low. Currently, surgeons affix approximately 85% of TKAs with bone cement (Matassi, F., Carulli, C., Civinini, R. & Innocenti, M. Cemented versus cementless fixation in total knee arthroplasty. Joints 1, 121-125 (2013)). Further, we believe that the combination of robotics and 3D printing appears to be highly synergistic because of the benefits of precision bone preparation for press-fit implants. Moreover, we believe that advances in 3D printing will continue to improve the mechanical properties and viability of 3D printed implants in a range of applications.

Monogram is actively commercializing a robotic surgical system and press-fit primary knee implants. Over the next six months, we do not anticipate sales of products currently under development or sales of licensed implants, which have been discontinued pending planned improvements. Our primary focus in the near-term is to submit our surgical robot for Section 510(k) clearance with the FDA.

We believe we are on track to be one of the first companies to market with an active cutting navigated robot arm that can cut with a sagittal saw or rotary tool. We aim to be a first-mover for 3D printed patient-optimized implants with bone cavities prepared robotically. The current market for orthopaedic robotics remains highly consolidated, with the Stryker Mako Robot enjoying a dominant market position. There is currently no widely distributed robotic system that features a navigated multi-joint robot arm capable of active cutting

(i.e., non-user-initiated cuts) that uses a CT-based planning approach. Our advisors and management observe that there have been no new market entrants with these capabilities as of the date of this filing and therefore believe we are in a good position to be the first company to market in this respect.

We believe that the market penetration of computer-assisted robotic procedures will continue to increase and we expect technology to improve. Advances in image processing, navigation, robotics, and advanced manufacturing are favorable developments.

Additionally, as of the date of this report, the Company is in ongoing discussions with Pro-Dex, Inc. (“Pro-Dex”) related to the warrants held by Pro-Dex. The discussions revolve around Pro-Dex exercising its warrants in exchange for the Company agreeing to new terms to the December 20, 2018 development and supply agreement currently in effect between the Company and Pro-Dex, which is included as exhibit 10.9 to this Quarterly Report on Form 10-Q. The discussions between the Company and Pro-Dex are ongoing as of the date of this report,  and no new terms related to the exercise of Pro-Dex’s warrants or the development and supply agreement been agreed upon or finalized as of the date of this report.

Results of Operations

Revenues. The Company did not generate any revenues during the three months ended March 31, 2023 or 2022. The Company is currently focused on commercialization of its robotic products, including seeking 510(k) clearances from the FDA for those products.

Operating Expenses. Our operating expenses for the three months ended March 31, 2023 and 2022 consisted of the categories outlined below, and totaled $3,896,065 for the three months ended March 31, 2023, a slight increase of 3.3% compared to $3,770,952 for the three months ended March 31, 2022.

●	Research and Development. Research and development costs increased to $1,720,488 for the three months ended March 31, 2023 from $965,308 for the three months ended March 31, 2022. Research and development efforts of the Company during the three months ended March 31, 2023 and 2022 were primarily related to the development of our sagittal cutting systems and related platform software required to operate our active navigated robotic system. Research and development expenses in both periods were primarily comprised of payroll and related costs and prototype material expense. The increase of 78.2% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is largely the result of the Company increasing the pace of its development efforts related to its product candidates, which led to increases in payroll (from both hiring additional employees and salary increases for existing employees) and material costs for prototypes.
●	Marketing and advertising. Marketing and advertising expenses decreased to $1,115,639 for the three months ended March 31, 2023 from $2,204,979 for the three months ended March 31, 2022. The majority of the Company’s marketing and advertising expenses in these quarterly periods in 2023 and 2022 were comprised of marketing campaigns for the Company’s fundraising efforts. During the three months ended March 31, 2022, these marketing and advertising expenses were related to the Company’s Series B Offering (as defined further below). During the three months ended March 31, 2023, these marketing and advertising expenses were related to the Company’s Common Stock Offering (as defined further below). The decrease in marketing and advertising expenses the 2023 quarterly period compared to 2022 quarterly period was primarily due to the Company spending more on marketing for the Series B Offering than the Common Stock Offering. The marketing campaign for the Common Stock Offering began in March 2023 and continued through the close of this offering in May 2023.
●	General and administrative. General and administrative expenses increased to $1,059,938 for the three months ended March 31, 2023 from $600,665 for the three months ended March 31, 2022, an increase of 76.5%. General and administrative expenses in both periods were primarily comprised of facilities expenses (such as rent), professional fees, salaries, benefits, and payroll taxes. The significant increase in of general and administrative expenses during the 2023 quarterly period is primarily related to:
(i)	an increase in payroll and related expenses in the 2023 quarterly period compared to the 2022 quarterly period resulting from an increase in the number of full-time employees of the Company, as well as an increase in bonus and stock-based compensation to help ensure labor retention in a tight labor market;
(ii)	legal expenses related to intellectual property protection and fundraising activities that increased in the 2023 quarterly period compared to the 2022 quarterly period.

Other income (expenses): Other income (expenses) for the three months ended March 31, 2023 were $37,343 – a significant improvement from other income (expenses) of $(733,707) for the three months ended March 31, 2022, which was almost entirely driven by an increase in warrant liability in during the three months ended March 31, 2022 that did not occur during the three months ended

March 31, 2023. The expense incurred in the 2022 quarterly period was due primarily to the impact of the anti-dilutive warrants issued in December 2018 that are exercisable into shares of the Company’s Common Stock equal to 5% of the fully diluted capitalization of the Company, plus shares of each class or series of Preferred Stock of the Company equal to 5% of the total issued and outstanding number of shares of Preferred Stock of the Company. As the Company issues shares in connection with its ongoing capital raising efforts, and as the Company sells its shares of capital stock for a higher price per share, the value of shares issuable upon the exercise of these warrants increases proportionally due to the anti-dilution terms of these warrants. Since Monogram continued to issue shares in connection with its Series B Offering during the three months ended March 31, 2022 at a higher price per share than in previous offerings of the Company, the value of shares issuable upon the exercise of these warrants increased proportionally during the three months ended March 31, 2022 due to the anti-dilution terms of these warrants. During the three months ended March 31, 2023, the Company did not sell any shares in financings, and as such, the value of shares issuable upon the exercise of these warrants did not increase due to the anti-dilution terms of these warrants, which meant that there was no expense due to the increase in value of the warrants during this period.

As a result of the foregoing, the Company generated a net loss of $3,858,722 for the three months ended March 31, 2023 a 15.9% decrease compared to a net loss of $4,504,659 for the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, the Company had approximately $7.7 million in cash on hand, largely comprised of investments from the Company’s Series B Offering that terminated in February 2022 and the Company’s Series C offering which terminated in January 2023. The Company has recorded losses since inception and, as of March 31, 2023 had negative working capital of approximately $1.04 million and total stockholders’ equity of $805,636. Since inception, the Company has been primarily capitalized through securities offerings. The Company plans to continue to try to raise additional capital through available financing options to the Company, including, but not limited to, registered or exempt equity and/or debt offerings, as well as straight or convertible debt financings, although there can be no assurance that we will be successful in these fundraising efforts. Absent additional capital, the Company may be forced to reduce expenses significantly and could become insolvent.

The Company estimates that the proceeds raised from the Series B Offering, Series C Offering, and the Common Stock Offering will be sufficient to fund the Company’s current rate of operations for the 12 months following the date of this Quarterly Report on Form 10-Q.

Issuances of Equity

On January 15, 2021, the SEC qualified a Regulation A – Tier 2 offering the Company’s Series B Preferred Stock, in which the Company sought to raise up to $30,000,000 from the issuance of 4,784,689 shares of Series B Preferred Stock (the “Series B Offering”). On June 1, 2021, Monogram filed a supplement on Form 253G2 to increase the price per share in the Series B Offering from $6.27 per share to $7.52 per share, effectively increasing the maximum offering amount to $34,863,105 in the Series B Offering. The Company terminated the Series B Offering on February 18, 2022. In total, Monogram raised $21,129,000 from the sale of 3,154,786 shares of Series B Preferred Stock in the Series B Offering.

On July 14, 2022, Monogram commenced a Regulation Crowdfunding offering, pursuant to which it raised gross proceeds $4,599,145 from the issuance of 464,049 shares of Series C Preferred Stock, for approximately $3,867,000 in net proceeds (after accounting for offering expenses). The Series C Offering is closed as of the date of this report.

On March 1, 2023, the SEC qualified a Regulation A – Tier 2 offering of the Company’s Common Stock, in which the Company sought to raise up to $30 million from investors (the “Common Stock Offering”). The Common Stock Offering closed on May 16, 2023, and a total of 2,374,641 shares of Common Stock were sold in this offering for gross proceeds of $17,216,147, in which the Company received net proceeds of $16,011,017, net of issuance costs of $1,205,130. Subsequently, on May 17, 2023, the Company filed a Form 8-A in connection with the listing our Common Stock on Nasdaq, which was declared effective on the same date. At that time, each outstanding share of Series A, Series B, and Series C preferred stock was converted into two shares of Common Stock of the Company.

Indebtedness

As of March 31, 2023 the Company had $9,783,056 in total liabilities. Of this amount, $7,516,578 was represented by the estimated fair value of our warrant liability (almost all of which is attributable to outstanding warrants held by Pro-Dex, Inc. (“Pro-Dex”) under the terms of its warrant agreement filed as an exhibit to this Quarterly Report on Form 10-Q. Other liabilities include trade accounts payable, accrued expenses, and the present value of the Company’s operating lease payment commitments.

The Company owed its Chief Executive Officer $310,296 in salary and bonus payable at March 31, 2023. As of the date of this Quarterly Report on Form 10-Q, $279,046 of this amount has been repaid to the Company’s CEO.

The Company currently has no material commitments for capital expenditures.

Subsequent Investment and Pro Forma Balance Sheet

On March 1, 2023, the SEC qualified a Regulation A – Tier 2 offering of the Company’s Common Stock, in which the Company sought to raise up to $30 million from investors (the “Common Stock Offering”). This offering closed on May 16, 2023, and a total of 2,374,641 shares of Common Stock were sold in this offering for gross proceeds of $17,216,147, in which the Company received net proceeds of $16,011,017, net of issuance costs of $1,205,130. The following table sets forth our consolidated cash and cash equivalents and capitalization as of March 31, 2023 on an actual basis and an as adjusted basis to reflect (i) the sale of 2,374,641 shares of Common Stock by us at $7.25 per share, and (ii) the conversion of all outstanding shares of Series A, B, and C Preferred Stock of the Company following the effectiveness of the Form 8-A filed by us on May 17, 2023 and the listing of our Common Stock on the Nasdaq stock exchange.

		March 31, 2023
		(Pro Forma
	March 31, 2023	as Adjusted)
	(Unaudited)	(Unaudited)
Assets
Cash and cash equivalents	$7,718,518	$23,729,535
Total current assets	8,274,004	24,285,021

Total assets	10,588,692	26,599,709

Liabilities
Accounts payable and accrued liabilities	1,684,891	1,684,891
Warrant liabilities	7,516,578	7,516,578
Total current liabilities	9,321,415	9,321,415

Total liabilities	9,783,056	9,783,056

Stockholders’ Equity

Series A Preferred Stock, $.001 par value; 5,443,717 shares authorized, 4,897,553 shares issued and outstanding at March 31, 2023	4,898	—
Series B Preferred Stock, $.001 par value; 3,456,286 shares authorized, 3,195,599 shares issued and outstanding at March 31, 2023	3,196	—
Series C Preferred Stock, $.001 par value; 600,000 shares authorized, 459,455 shares issued and outstanding at March 31, 2023	459	—
Common stock, $.001 par value; 90,000,000 shares authorized 9,673,870 shares issued and outstanding at March 31, 2023	9,674	29,154
Additional paid-in capital	42,409,578	58,409,668
Accumulated deficit	(41,622,169)	(41,622,169)
Total stockholders’ equity	805,636	16,816,653
Total liabilities and stockholders’ equity	$10,588,692	$26,599,709

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a loss in the year ended March 31, 2023 of $3,858,722 and an accumulated deficit of $41,622,169 as of March 31, 2023.

The Company’s ability to continue as a going concern in the next twelve months following the date the unaudited financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Management has evaluated these conditions and plans to generate revenue and raise capital as needed to satisfy its capital needs. Although the Company has previously been successful in raising capital as needed, no assurance can be given that the Company will be successful in its capital raising efforts. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31,
	2023	2022
Cash Used in Operating Activities	$(2,882,377)	$(3,680,609)
Cash used in investing activities	$(14,792)	$—
Cash provided by financing activities	$147,042	$9,012,178

Operating Activities

Cash used in operating activities decreased by 27.7% from $3,680,609 during the three months ended March 31, 2022, compared to $2,882,377 during the three months ended March 31, 2023. Of the approximately $3.8 million net loss for the three months ended March 31, 2023, there were various cash and non-cash adjustments that were added back to the net loss to arrive at $2,882,377 cash used for operating activities for the three months ended March 31, 2023. Those adjustments included approximately $102,00 for non-cash depreciation and amortization, $368,140 for non-cash stock-based compensation, and $516,762 for accounts payables.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2023, was $14,792, compared to $0 used in the three months ended March 31, 2022. Cash used in investing activities for the three months ended March 31, 2023 entirely related to the purchase of equipment related to our robotic product candidates.

Financing Activities

During the three months ended March 31, 2023, cash from financing activities was $147,042, comprised of proceeds from the Company’s Series C Offering, compared to $9,012,178 for the three months ended March 31, 2022, comprised of proceeds from the Company’s Series B Offering.

Summary of Accounting Principles

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and are consistent in all material respects with those applied in our December 31, 2022 Form 1-K.

As permitted by SEC requirements for interim reporting, certain footnotes or other financial information have been condensed or omitted. In the opinion of management, all normal and recurring adjustments considered necessary for the fair presentation of the financial statements have been included. Revenues, expenses, assets, and liabilities can vary during each quarter of the year, therefore, the results and trends in these interim financial statements may not be representative of those for the full year.

The information included in this Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2022 Form 1-K.

Stock Split

On November 30, 2022, the Company effected a two-for-one stock split of its Common Stock and increased the number of authorized shares of the Company’s capital stock to 150,000,000, with 90,000,000 designated as Common Stock, and 60,000,000 designated as Preferred Stock. All share and loss per share information have been retroactively adjusted for all periods presented to reflect the stock split, the incremental par value of the newly issued shares, and the increased number of authorized shares.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relate to the fair value of the warrant liability, valuations of stock-based compensation, and the income tax valuation allowance. On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of common stock shares outstanding. To the extent that stock options, warrants, and convertible preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. For the three months ended March 31, 2023 and 2022, the Company excluded the following shares from the calculation of diluted loss per share because such amounts were antidilutive:

	March 31,	March 31,
	2023	2022
	(unaudited)	(unaudited)
Shares issuable upon conversion of Series A Preferred Stock	9,795,106	9,975,106
Shares issuable upon conversion of Series B Preferred Stock	6,391,334	6,199,568
Shares issuable upon conversion of Series C Preferred	918,910	—
Shares issuable upon exercise of warrants	2,364,697	2,217,349
Shares issuable upon exercise of stock options	4,862,166	3,243,566
Total	24,332,213	21,635,589

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Emerging Growth Company

As a Nasdaq listed public reporting company, we are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies”, including but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
●	taking advantage of extensions of time to comply with certain new or revised financial accounting standards;
●	being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
●	being exempt from the requirement to hold a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We may remain an “emerging growth company” for up to five years, beginning January 26, 2022, although if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of June 30th, before that time, we would cease to be an “emerging growth company” as of the following December 31st.

In summary, we are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not “emerging growth companies” and therefore, our shareholders could receive less information than they might expect to receive from more mature public companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in a variety of legal matters that arise in the normal course of business. The Company is not currently involved in any litigation, and its management is not aware of any pending or threatened legal actions relating to its intellectual property, conduct of its business activities, or otherwise.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2023, the Company did not sell any securities in transactions not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 31, 2023, the Company entered into Amendment No. 4 to the Exclusive Licensing Agreement between the Company and Icahn School of Medicine at Mount Sinai (“Mount Sinai”), with an effective date of May 17, 2023, which amended certain terms of the Exclusive Licensing Agreement between the Company and Mount Sinai, as amended. The Exclusive Licensing Agreement was originally entered into on October 3, 2017, and has subsequently been amended, with this Amendment No. 4 being the most recent amendment (“Amendment No. 4”). Collectively, we refer to the Exclusive Licensing Agreement and its subsequent amendments as the “Licensing Agreement”.

The Licensing Agreement grants Monogram a revenue-bearing, world-wide right and (a) exclusive license, with the right to grant sublicenses (on certain conditions) to certain intellectual property relating to customizable bone implants and surgical planning software and (b) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information for the exploitation of the intellectual property in its field of use and (c) royalty-free, irrevocable license for certain derivative works to be used either commercially outside the field of use or teaching, patient care or non-commercial academic research purposes.

Pursuant to the terms of the Licensing Agreement prior to Amendment No. 4, the Company was required to have a first commercial sale of its products by October 3, 2024. Failure to meet this deadline would constitute a breach of the Licensing Agreement, and Mount Sinai would have the right to give us a notice of default and could ultimately terminate the Licensing Agreement if we fail to cure this default within sixty (60) days.

Pursuant to the terms of Amendment No. 4, this first commercial sale deadline has been extended by one year to October 3, 2025. Additionally, the Company may now, at least thirty (30) days prior to its first commercial sale, request additional extensions to this first commercial sale deadline in one (1) year increments, each time with payment of an extension fee of $50,000. Monogram may extend the deadline in this manner up to three (3) times in total (and, per the terms of the agreement, Amendment No. 4 counts as one of these extensions, leaving the Company with two (2) extensions remaining).

Further, Amendment No. 4 includes an updated list of patents licensed to the Company under the Licensing Agreement.

As consideration for Amendment No. 4, the Company agreed to pay $50,000 to Mount Sinai within 30 days of the effective date of Amendment No. 4.

A copy of Amendment No. 4 is filed as exhibit 10.16 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 2.2 to the Company’s Form 1-A filed with the SEC on November 29, 2022)
3.2	Bylaws (incorporated by reference to exhibit 2.2 to the Company’s Form 1-A filed with the SEC on September 10, 2019)
4.1	Form of Lock-Up Agreement entered into between the Company and its officers and directors (incorporated by reference to 3.3 to the Company’s Form 1-A filed with the SEC on November 29, 2022).
10.1	Consulting agreement dated April 5, 2021 between Monogram Orthopaedics, Inc. and Doug Unis (incorporated by reference to 6.1 to the Company’s Form 1-K filed with the SEC on April 30, 2021)
10.2

Amended Employment Agreement dated April 29, 2018 between Monogram Orthopaedics, Inc. and Benjamin Sexson (incorporated by reference to Exhibit 6.2 to the Company’s Form 1-A filed with the SEC on September 10, 2019)

10.3

April 30, 2019 Amendment to Employment Agreement dated April 29, 2018 between Monogram Orthopaedics, Inc. and Benjamin Sexson (incorporated by reference to Exhibit 6.14 to the Company’s Form 1-A filed with the SEC on September 10, 2019.

10.4

May 31, 2020 Amendment to Employment Agreement dated April 29, 2018 between Monogram Orthopaedics, Inc. and Benjamin Sexson (incorporated by reference to exhibit 6.4 to the Company’s annual report on Form 1-K filed with the SEC on June 11, 2020)

10.5

Licensing Agreement dated October 3, 2017 between Monogram Orthopaedics, Inc. as Licensee and Icahn School of Medicine at Mount Sinai as Licensor (incorporated by reference to exhibit 6.17 to the Company’s Form 1-A filed with the SEC on September 10, 2019)

10.6

Option Agreement dated March 18, 2019 between Monogram Orthopaedics, Inc. and Icahn School of Medicine at Mount Sinai (incorporated by reference to exhibit 6.18 to the Company’s Form 1-A filed with the SEC on September 10, 2019)

10.7

Amendment to Licensing Agreement dated July 5, 2019 between Monogram Orthopaedics, Inc. as Licensee and Icahn School of Medicine at Mount Sinai (incorporated by reference to exhibit 6.24 to the Company’s Form 1-A filed with the SEC on September 10, 2019).

10.8

Stock Issuance Agreement between Monogram Orthopaedics, Inc. and Icahn School of Medicine at Mount Sinai (incorporated by reference to exhibit 6.15 to the Company’s Form 1-A/A filed with the SEC on October 14, 2020)

10.9

Development and Supply Agreement dated December 20, 2018 between Monogram Orthopaedics Inc. and Pro-Dex, Inc. (incorporated by reference to exhibit 6.19 to the Company’s Form 1-A filed with the SEC on September 10, 2019)

10.10

Warrant Agreement dated December 20, 2018 between Monogram Orthopaedics Inc. and Pro-Dex, Inc. (incorporated by reference to exhibit 6.20 to the Company’s Form 1-A filed with the SEC on September 10, 2019)

10.11

Warrant to Purchase Capital Stock dated February 7, 2019 between Monogram Orthopaedics, Inc. and ZB Capital Partners, LLC as Holder (incorporated by reference to exhibit 6.23 to the Company’s Form 1-A filed with the SEC on September 10, 2019)

10.12	Form of Warrant to be issued to StartEngine Primary, LLC (incorporated by reference to exhibit 3.3 to the Company’s Form 1-A/A filed with the SEC on October 14, 2020)
10.13	Amended and Restated 2019 Stock Option and Grant Plan (incorporated by reference to exhibit 6.12 to the Company’s Form 1-A filed with the SEC on August 28, 2020)
10.14	Noel Knape Offer Letter (incorporated by reference to Exhibit 6.14 to the Company’s Form 1-A/A filed with the SEC on February 23, 2023)
10.15	Form of Indemnification Agreement with Executive Officers and Directors of the Company (incorporated by reference to Exhibit 6.15 to the Company’s Form 1-A/A filed with the SEC on February 23, 2023)
10.16*	Amendment No. 4 to Licensing Agreement between Monogram Orthopaedics, Inc. as Licensee and Icahn School of Medicine at Mount Sinai as Licensor, effective May 17, 2023.
31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOGRAM ORTHOPAEDICS, INC.

By	/s/ Benjamin Sexson
Benjamin Sexson, Chief Executive Officer
Monogram Orthopaedics, Inc.

The following persons in the capacities and on the dates indicated have signed this offering statement.

/s/ Benjamin Sexson
Benjamin Sexson, Chief Executive Officer, Director
Date: June 6, 2023

/s/ Noel Knape
Noel Knape, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
Date: June 6, 2023