Form 10-Q
period 2023-06-30
MONOGRAM ORTHOPAEDICS INC
filed 2023-08-09
CIK 1769759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, there were 29,253,251 shares of Common Stock, par value $0.001 per share, of the registrant issued and outstanding.

MONOGRAM ORTHOPAEDICS INC.

		Page
PART I	FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2
	Condensed Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	2
	Condensed Statements of Operations for the three months ended June 30, 2023 and June 30, 2022, as well as the six months ended June 30, 2023 and June 30, 2022 (Unaudited)	3
	Condensed Statements of Stockholders’ Equity for the six months ended June 30, 2023 and June 30, 2022 (Unaudited)	4
	Condensed Statements of Cash Flows for the six months ended June 30, 2023 and June 30, 2022 (Unaudited)	1
	Notes to Financial Statements (Unaudited)	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION	12

Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
	Signatures	15

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONOGRAM ORTHOPAEDICS INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,097,676	$10,468,645
Prepaid expenses and other current assets	1,409,084	788,004
Total current assets	18,506,760	11,256,650
Equipment, net of accumulated depreciation	1,020,664	1,082,442
Intangible assets, net	653,750	758,750
Operating lease right-of-use assets	529,994	592,221
Total assets	$20,711,168	$13,690,063
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,455,232	$663,170
Accrued liabilities	354,828	748,460
Warrant liability	6,150,632	7,519,101
Operating lease liabilities, current	122,696	118,166
Total current liabilities	8,083,389	9,048,897
Operating lease liabilities, non-current	429,369	491,989
Total liabilities	8,512,758	9,540,886
Commitments and contingencies	—	—
Stockholders' equity:
Series A Preferred Stock, $.001 par value; 5,443,717 shares authorized, 0 and 4,897,553 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	4,898
Series B Preferred Stock, $.001 par value; 3,456,286 shares authorized, 0 and 3,195,599 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	3,196
Series C Preferred Stock, $.001 par value; 600,000 shares authorized, 0 and 438,367 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	438
Common stock, $.001 par value; 90,000,000 shares authorized, 29,253,251 and 9,673,870 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	29,253	9,674
Additional paid-in capital	59,027,867	41,894,417
Accumulated deficit	(46,858,710)	(37,763,447)
Total stockholders' equity	12,198,410	4,149,176
Total liabilities and stockholders' equity	$20,711,168	$13,690,063

The accompanying notes are an integral part of these financial statements.

2

MONOGRAM ORTHOPAEDICS INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Product revenue	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
Research and development	2,737,656	1,181,334	4,458,144	2,266,833
Marketing and advertising	1,674,387	67,276	2,801,776	2,272,255
General and administrative	1,326,159	582,106	2,374,347	1,061,581
Total operating expenses	5,738,202	1,830,716	9,634,267	5,600,668
Loss from operations	(5,738,202)	(1,830,716)	(9,634,267)	(5,600,668)
Other income (expense):
Change in fair value of warrant liability	439,611	(54,285)	442,134	(793,591)
Interest income and other, net	61,710	24,556	96,530	30,163
Other income (expense)	339	8	340	—
Total other income (expense), net	501,660	(29,721)	539,004	(763,428)
Net loss before taxes	(5,236,541)	(1,860,437)	(9,095,263)	(6,364,096)
Income taxes	—	—	—	—
Net loss	$(5,236,541)	$(1,860,437)	$(9,095,263)	$(6,364,096)
Basic and diluted loss per common share	$(0.27)	$(0.19)	$(0.63)	$(0.66)
Weighted-average number of basic and diluted shares outstanding	19,271,521	9,673,870	14,472,695	9,673,870

The accompanying notes are an integral part of these financial statements.

3

MONOGRAM ORTHOPAEDICS INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Series A		Series B		Series C						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2022	4,897,553	$4,898	3,195,599	$3,196	438,367	$438	9,673,870	$9,674	$41,894,417	$(37,763,447)	$4,149,176
Issuances of Class C Preferred Stock, net of issuance costs	—	—	—	—	21,088	21	—	—	147,021	—	147,042
Stock-based compensation	—	—	—	—	—	—	—	—	368,140	—	368,140
Net loss	—	—	—	—	—	—	—	—	—	(3,858,722)	(3,858,722)
Balance as of March 31, 2023	4,897,553	4,898	3,195,599	3,196	459,455	459	9,673,870	9,674	42,409,578	(41,622,169)	805,636
Conversions of Preferred Stock into Common Stock	(4,897,553)	(4,898)	(3,195,599)	(3,196)	(459,455)	(459)	17,105,214	17,105	(8,522)	—	—
Issuance of Common Stock for cash, net of issuance costs	—	—	—	—	—	—	2,374,641	2,375	15,285,486	—	15,287,860
Exercise of warrants	—	—	—	—	—	—	78,837	79	926,256	—	926,335
Issuance of restricted Common Stock for services	—	—	—	—	—	—	20,689	21	24,979	—	25,000
Stock-based compensation	—	—	—	—	—	—	—	—	390,120	—	390,120
Net loss	—	—	—	—	—	—	—	—	—	(5,236,541)	(5,236,541)
Balance as of June 30, 2023	—	$—	—	$—	—	$—	29,253,251	$29,253	$59,027,867	$(46,858,710)	$12,198,410

	Series A		Series B		Series C						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2021	4,897,553	$4,898	1,743,481	$1,743	—	$—	9,673,870	$9,674	$27,559,343	$(24,072,500)	$3,503,158
Issuances of Class B Preferred Stock, net of issuance costs	—	—	1,356,303	1,356	—	—	—	—	9,010,822	—	9,012,178
Stock-based compensation	—	—	—	—	—	—	—	—	76,973	—	76,973
Net loss	—	—	—	—	—	—	—	—	—	(4,504,659)	(4,504,659)
Balance as of March 31, 2022	4,897,553	$4,898	3,099,784	$3,099	—	$—	9,673,870	$9,674	$36,647,138	$(28,577,159)	$8,087,650
Issuances of Class B Preferred Stock, net of issuance costs	—	—	95,883	97	—	—	—	—	597,803	—	597,900
Stock-based compensation	—	—	—	—	—	—	—	—	184,944	—	184,944
Net loss	—	—	—	—	—	—	—	—	—	(1,859,437)	(1,859,437)
Balance as of June 30, 2022	4,897,553	$4,898	3,195,667	$3,196	—	$—	9,673,870	$9,674	$37,429,885	$(30,436,596)	$7,011,057

The accompanying notes are an integral part of these financial statements.

4

MONOGRAM ORTHOPAEDICS INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
	2023	2022
Operating activities:
Net loss	$(9,095,263)	$(6,364,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	783,260	261,917
Depreciation and amortization	204,186	188,336
Change in fair value of warrant liability	(442,134)	793,591
Changes in non-cash working capital balances:	—	—
Other current assets	(621,080)	333,616
Accounts payable	792,062	(196,534)
Accrued liabilities	(393,632)	(83,271)
Operating lease assets and liabilities, net	4,137	(66)
Cash used in operating activities	(8,768,464)	(5,066,508)
Investing activities:
Purchase of equipment	(37,409)	(22,682)
Cash used in investing activities	(37,409)	(22,682)
Financing activities:
Proceeds from issuance of Common Stock, net of cost	15,287,860	—
Proceeds from issuances of Series B Preferred Stock, net	—	9,615,077
Proceeds from issuances of Series C Preferred Stock, net	147,042	—
Federal Grants	—	231,000
Cash provided by financing activities	15,434,902	9,846,077
Increase in cash and cash equivalents during the period	6,629,030	4,756,887
Cash and cash equivalents, beginning of the period	10,468,645	5,535,710
Cash and cash equivalents, end of the period	$17,097,675	$10,292,599

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Noncash investing and financing activities:
Increase in right of use asset and lease liability from lease extension	$—	$245,120
Conversion of Series A, Series B, and Series C Preferred Stock into Common Stok	$—	$—
Cashless exercise of warrant	$926,335	$—

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a loss during the six months ended June 30, 2023 of $9,095,263 and an accumulated deficit of $46,858,710 as of June 30, 2023.

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

Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of common stock shares outstanding. To the extent that stock options, warrants, and convertible preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. For the three and six months ended June 30, 2023 and 2022, the Company excluded the following shares from the calculation of diluted loss per share because such amounts were antidilutive:

	2023	2022
Shares issuable upon conversion of Series A Preferred Stock	—	9,795,106
Shares issuable upon conversion of Series B Preferred Stock	—	6,391,334
Shares issuable upon conversion of Series C Preferred	—	—
Shares issuable upon exercise of warrants	2,373,348	2,231,174
Shares issuable upon exercise of stock options	4,881,491	3,244,066
Total	7,254,839	21,661,680

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

2.	Other Current Assets

Other current assets consist of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Inventory	$4,550	$4,550
Receivable from investment platform vendor	900,000	157,598
Advance paid to vendor for supply development contract	250,000	250,000
Other prepaid expenses	254,534	375,856
Other current assets	$1,409,084	$788,004

The receivable from the Company’s investment platform vendor is the result of a timing difference between when investors purchase the Company’s shares and remit payment to the platform vendor and when these funds are released to the Company by the platform vendor.

3.	Preferred and Common Stock

Issuances of Common Stock

On May 16, 2023, the Company completed an offering pursuant to Tier 2 of Regulation A, in which it raised $15,287,860, net of issuance costs of $1,928,287, from the sale of 2,374,641 shares of Common Stock at a price of $7.25 per share. Subsequently, on May 17, 2023, the Company filed a Form 8-A in connection with the listing of its Common Stock on Nasdaq, which was declared effective on the same date. At that time, each outstanding share of Series A, Series B, and Series C Preferred Stock was converted into two shares of Common Stock of the Company.

During May 2023, the Company entered into a consulting arrangement with a vendor under which the Company issued 20,689 shares of restricted Common Stock that vest on a monthly basis over a term of 12 months. The estimated fair value of these shares was $150,000 on the date of grant and is being recognized as a component of general and administrative expenses on a straight-line basis over the 12-month vesting term.

Offering of Series B Preferred Stock

On January 15, 2021, the Company received a notice of qualification to issue up to 4,784,689 shares of Series B Preferred Stock, plus up to 478,468 additional shares of Series B Preferred Stock eligible to be issued as Bonus Shares to investors. The initial price of each share sold in the offering was $6.27, but this was increased to $7.52 beginning in June 2021. In connection with the Company’s filing of a Form 8-A on May 17, 2023, each share of outstanding Series B Preferred Stock was converted into two shares of Common Stock.

Offering of Series C Preferred Stock

On July 14, 2022, the Company initiated a Regulation CF offering with Novation Solutions Inc. (O/A DealMaker) in which the Company planned to raise up to $5,000,000 from the issuance of 499,500 shares of Series C Preferred Stock at a price per share of $10.01 (the “Series C Offering”). In connection with the Company’s filing of a Form 8-A on May 17, 2023, each share of outstanding Series C Preferred Stock was converted into two shares of Common Stock.

During the six months ended June 30, 2023 and 2022, the Company incurred issuance costs of approximately $1,992,336 and $846,625, respectively, related to its preferred stock offerings, and recorded these costs as a reduction of additional paid-in capital.

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

Non-Dilutive Warrant

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

At June 30, 2023 and December 31, 2022, this warrant was exercisable into a total of 1,825,404 and 1,697,525 shares, respectively, of the Company’s capital stock. The fair value of this warrant was $6,150,632 and $7,392,041 at June 30, 2023 and December 31, 2022, respectively, and was estimated using a Black-Scholes valuation model with the following assumptions:

	June 30,		December 31,
	2023		2022
Per-share fair value of common stock	$3.98		$5.01
Expected term	2.5	years	3.0	years
Volatility	26.05%		25.07%
Dividend rate	0.0%		0.0%
Discount rate	4.69%		4.24%

At December 31, 2022, the Company estimated the fair value of its common stock by reference to the price per share at which it was selling shares of preferred stock. Since the Company’s preferred stock was convertible into two shares of common stock, the estimated fair value of common stock was determined to be one-half the price per share of its recent sales of preferred stock.

As the Company issues additional shares of capital stock, and as the fair value of the Company’s capital stock changes, the estimated fair value of the warrant liability may change by a significant amount.

Exercised Warrant

In October 2020, the Company issued a warrant to a vendor in exchange for platform and technology services provided to the Company in connection with its offering of Series B Preferred Stock. At December 31, 2022, the warrant was exercisable into 116,457 shares of Series B Preferred Stock and the estimated value of the warrant liability was $127,059. On May 18, 2023, the holder executed a cashless exercise of the warrant and received 78,837 shares of the Company’s Common Stock, which represented the difference between the total warrant shares issuable at exercise and the 37,619 warrant shares withheld by the Company to satisfy the holder’s exercise price obligation. Immediately prior to the exercise, the Company remeasured the fair value of the warrant and recorded a loss from the change in the fair value of $805,135 during the three months ended June 30, 2023.

Other Warrant

In February 2019, the Company entered into a warrant agreement that provided the holder with the right to acquire $1,000,000 worth of shares of the Company’s capital stock upon the occurrence of the Company raising $5,000,000 in an equity financing. This warrant is exercisable into 547,944 shares of Common Stock at a price of $1.825 per share and expires in February 2024.

5.	Stock Options

The Company has adopted a stock option plan covering the issuance of up to 4,000,000 shares of Common Stock to qualified individuals. Options granted under this plan vest over four years and expire ten years from the date of the grant. The following table summarizes stock option activity for the six months ended June 30, 2023:

	Option	Weighted-Average	Weighted-Average
	Number of	Exercise	Remaining
	Shares	Price Per Share	Contractual Term
Options outstanding as of January 1, 2023	4,851,666	$1.91	8.4
Granted	89,500	1.76	—
Exercised	—	—	—
Canceled	59,675	—	—
Options outstanding as of June 30, 2023	4,881,491	$1.92	8.0
Options exercisable as of June 30, 2023	2,018,173	$1.64	6.8

Stock-based compensation expense resulting from granted stock options was $758,260 and $261,917 for the six months ended June 30, 2023 and 2022, respectively. In addition, the Company recognized $25,000 of stock-based compensation related to the restricted shares granted under a consulting agreement (see Note 3) during the six months ended June 30, 2023.

Unrecognized stock-based compensation expense related to stock options of $6,615,189 at June 30, 2023 will be recognized in future periods as the related stock options continue to vest over a weighted-average period of 3.22 years.

6.	Subsequent Events

On July 19, 2023, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, II  LLC (the “BRPC II”), pursuant to which the registrant has the right to sell to BRPC II up to $20.0 million in shares of Common Stock (the “Committed Equity Shares”), subject to certain limitations and the satisfaction of specified conditions in the Purchase Agreement, from time to time over the 24-month period commencing upon the initial satisfaction of the conditions to the BRPC II’s purchase obligations set forth in the Purchase Agreement, including that the registration statement be declared effective by the SEC and the final form of prospectus included therein is filed with the SEC. Sales of common stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and it is under no obligation to sell any securities to BRPC II under the Purchase Agreement.

As consideration for BRPC II’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued 45,252 shares of common stock to BRPC II (the “Commitment Shares”).   The company also paid a Commitment Fee of $200,000 to BRPC II.

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

Overview

Monogram Orthopaedics, Inc was incorporated under the laws of the State of Delaware on April 21, 2016. Monogram Orthopaedics is working to develop a product solution architecture with the long-term goal to enable patient-optimized orthopaedic implants economically at scale by linking 3D printing and robotics with advanced pre-operative imaging. The Company has a robot prototype that can autonomously execute optimized paths for high precision insertion of implants in synthetic bone specimens. Monogram intends to produce and market robotic surgical equipment and related software, orthopaedic implants, tissue ablation tools, navigation consumables, and other miscellaneous instrumentation necessary for reconstructive joint replacement procedures. The Company has not yet made 510(k) premarket notification submissions or obtained 510(k) premarket clearances for any of its robotic products. FDA 510(k) premarket clearance is required to market our products, and the Company has not obtained FDA 510(k) premarket clearance for any of its robotic products, and it cannot estimate the timing, or assure our ability, to obtain such clearances.

Results of Operations

Revenues

The Company is currently focused on commercialization of its robotic products, including seeking 510(k) clearances from the FDA for those products. Sales of products have not yet commenced, and therefore no revenues are recognized during 2023 or 2022.

Operating Expenses

The following tables set forth our results of operations for the periods indicated:

	Three Months Ended June 30
	2023	2022	$ Change	% Change
Research and development	$2,737,656	$1,181,334	$1,556,322	132%
Marketing and advertising	1,674,387	67,276	1,607,111	2,389%
General and administrative	1,326,159	582,106	744,053	128%
Total operating expenses	$5,738,202	$1,830,716	$3,907,486	213%

	Six Months Ended June 30
	2023	2022	$ Change	% Change
Research and development	$4,458,144	$2,266,833	$2,191,311	97%
Marketing and advertising	2,801,776	2,272,255	529,521	23%
General and administrative	2,374,347	1,061,581	1,312,767	124%
Total operating expenses	$9,634,267	$5,600,668	$4,033,599	72%

The growth in Research and Development (R&D) expense during the second quarter and the first six months of 2023 compared to the same periods in 2022 was driven primarily by to the development of our sagittal cutting systems and related platform software required to operate our active navigated robotic system.  Research and development expenses in both periods were primarily comprised of payroll and related costs and prototype material expenses for the development of its novel robotic system and associated implants. The Company anticipates continued elevated Research and development expenses related to the development of its next-generation markerless tracking technology and through the verification and validation phases of the technology development in the second half of the year.

The growth in Marketing expense during the second quarter of 2023 compared to the same period in 2022 was driven by marketing campaign related to the Regulation A Common Share fund raising campaign that began in Q1 2023 and successfully culminated with a round closing in May of 2023. The total campaign spend in the first half of 2023 was comparable to the marketing campaign spend for the Regulation A Round C fund raise executed in the first half of 2022.

The growth in General and Administrative (G&A) expense during the second quarter and the first six months of 2023 compared to the same periods in 2022 was driven primarily by increases in compensation expenses, insurance and regulatory compliance expenses, facilities expenses (such as rent), and professional fees.

●	The compensation expenses resulted from an increase in the number of full-time employees of the Company, as well as an increase in bonus and stock-based compensation to help ensure labor retention in a tight labor market.
●	The insurance and regulatory compliance expenses relate to the additional insurance and regulatory compliance activities required to list as a publicly traded company on NASDAQ.
●	Facilities expenses increased year over year with slight rent rate increases combined with additional leased space added to support the increase in activities.
●	The consulting and professional services increases relate primarily to incremental efforts required to support the Regulation A fund raise, the Initial Public Offering (IPO) and continued Intellectual Property protection.

Other Income (Expense)

	Three Months Ended June 30
	2023	2022	$ Change
Change in fair value of warrant liability	$439,611	$(54,285)	$493,896
Interest income and other, net	62,049	24,564	37,485
Total other income (expense)	$501,660	$(29,721)	$531,381

	Six Months Ended June 30
	2023	2022	$ Change
Change in fair value of warrant liability	$442,134	$(793,591)	$1,235,725
Interest income and other, net	96,870	30,163	66,707
Total other income (expense)	$539,004	$(763,428)	$1,302,432

During the three and six months ended June 30, 2023, the change in the fair value of the warrant liability resulted in gains of $439,611 and $442,134, respectively. These gains primarily resulted from a decrease in the value of the Company’s common stock used to estimate the fair value of the warrants. Certain stock purchase warrants issued by the Company in previous years include anti-dilution protections. As a result, when the Company issues shares in connection with its ongoing capital raising efforts, the number of shares issuable upon the exercise of these warrants increases proportionally. Changes in the fair value of the warrant liability primarily result from (i) increases to the number of shares issuable upon exercise of these warrants and (ii) changes in the underlying fair value of the Company’s common stock into which the warrants are exercisable.

During the three and six months ended June 30, 2022, the change in the fair value of the warrant liability resulted in losses of $54,285 and $739,591, respectively. These losses primarily resulted because the Company continued to issue shares in connection with its Series B Offering at a higher price per share than in previous offerings, and therefore the value of shares issuable upon the exercise of these warrants increased proportionally.

Liquidity and Capital Resources

As of June 30, 2023, the Company had approximately $17.1 million in cash on hand, largely resulting from proceeds received from the Company’s Common Stock Offering that ended in May 2023. The Company has recorded losses since inception and, as of June 30, 2023 had working capital of approximately $10.4 million and total stockholders’ equity of $12,198,410. Since inception, the Company has been primarily capitalized through securities offerings. The Company plans to continue to try to raise additional capital through available financing options to the Company, including, but not limited to, registered or exempt equity and/or debt offerings, as well as straight or convertible debt financings, although there can be no assurance that we will be successful in these fundraising efforts. Absent additional capital, the Company may be forced to reduce expenses significantly and could become insolvent.

The Company estimates that the proceeds raised following its most recent Common Stock Offering will be sufficient to fund the Company’s current rate of operations for the 12 months  following the date of this Quarterly Report on Form 10-Q.

To provide additional flexibility to the Company ahead of generating revenues to support operations, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, II  LLC (the “BRPC II”) on July 19, 2023. Under the Purchase Agreement and Registration Rights Agreement, the Company has the right to sell to BRPC II up to $20.0 million in shares of Common Stock (the “Committed Equity Shares”), subject to certain limitations and the satisfaction of specified conditions in the Purchase Agreement, from time to time over the 24-month period commencing upon the initial satisfaction of the conditions to the BRPC II’s purchase obligations set forth in the Purchase Agreement, including that the registration statement be declared effective by the SEC and the final form of prospectus included therein is filed with the SEC. Sales of common stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and it is under no obligation to sell any securities to BRPC II under the Purchase Agreement. As of the date of this Quarterly Report on Form 10-Q, no shares have been sold pursuant to the Purchase Agreement.

Issuances of Equity

On January 15, 2021, the SEC qualified a Regulation A – Tier 2 offering the Company’s Series B Preferred Stock, in which the Company sought to raise up to $30,000,000 from the issuance of 4,784,689 shares of Series B Preferred Stock (the “Series B Offering”). On June 1, 2021, Monogram filed a supplement on Form 253G2 to increase the price per share in the Series B Offering from $6.27 per share to $7.52 per share, effectively increasing the maximum offering amount to $34,863,105 in the Series B Offering. The Company terminated the Series B Offering on February 18, 2022. In total, Monogram raised $21,129,000 from the sale of 3,195,599 shares of Series B Preferred Stock in the Series B Offering.

On July 14, 2022, Monogram commenced a Regulation Crowdfunding offering, pursuant to which it raised gross proceeds $4,599,145 from the issuance of 459,455 shares of Series C Preferred Stock, for approximately $3,867,000 in net proceeds (after accounting for offering expenses). The Series C Offering is closed as of the date of this report.

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

Indebtedness

As of June 30, 2023 the Company had $8,512,758 in total liabilities. Of this amount, $6,150,632 was represented by the estimated fair value of our warrant liability (almost all of which is attributable to outstanding warrants held by Pro-Dex, Inc. (“Pro-Dex”) under the terms of its warrant agreement filed as an exhibit to this Quarterly Report on Form 10-Q. Other liabilities include trade accounts payable, accrued expenses, and the present value of the Company’s operating lease payment commitments.

During the quarter, the company paid out $279K for the liability to its CEO for bonuses earned in prior periods but not paid.  The remaining accrued payroll liability of $251K is mainly related to bonuses expected to be paid for 2023 performance for all employees.    The Company currently has no material commitments for capital expenditures.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a loss during the six months ended June 30, 2023 of $9,095,263 and an accumulated deficit of $46,858,710 as of June 30, 2023.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	For the six months ended
	June 30,
	2023	2022
Cash used in operating activities	$(8,768,464)	$(5,066,508)
Cash used in investing activities	$(37,409)	$(22,682)
Cash provided by financing activities	$15,434,902	$9,846,077

Operating Activities

Cash used in operating activities increased by 73% during the six months ended June 30, 2023, compared  the six months ended June 30, 2022. Of the approximately $9.1 million net loss for the three months ended June 30, 2023, there were various cash and non-cash adjustments that were added back to the net loss to arrive at $8,768,464 cash used for operating activities for the six months ended June 30, 2023. Those mostly offsetting adjustments including stock compensation expense of $783,260, depreciation and amortization of $204,186, and an increase in Accounts Payable of $792,062 offset by mark to market warranty income of $442,134, an increase in other current assets of $621,080 and a decrease in other liabilities of $393,632.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2023, was $37,409, compared to $22,682 used in the six months ended June 30, 2022. Cash used in investing activities for the six months ended June 30, 2023 entirely related to the purchase of equipment related to our robotic product candidates.

Financing Activities

During the six months ended June, 2023, cash from financing activities was $15,434,902, comprised primarily of proceeds from the Company’s Common Stock Offering, compared to $9,846,077 for the six months ended June 30, 2022, comprised primarily of proceeds from the Company’s Series B Offering.

Impact of inflation

While inflation may impact our capital and operating expenditures, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including by heightened levels of inflation experienced globally as a consequence of the COVID-19 pandemic and recent geopolitical conflict.

Funding Requirements

We believe our existing cash and cash equivalents will be sufficient to meet anticipated cash requirements for at least 12 months from the date of this quarterly report on Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend capital resources sooner than we expect.

Future capital requirements will depend on many factors, including:

●	Establishing and maintaining supply relationships with third parties that can provide adequate, in both amount and quality, products and services to support our development;
●	Technological or manufacturing difficulties, design issues or other unforeseen matters;
●	Addressing any competing technological and market developments;
●	Seeking and obtaining regulatory approvals; and

●	Attracting, hiring, and retaining qualified personnel.

Until such time, if ever, as we can generate substantial revenues to support our cost structure, we expect to finance cash needs through a combination of equity offerings, debt financings, commercial and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of stockholders will be, or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through commercial agreements, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies and/or future revenue streams, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our Common Stock. Also, our ability to raise necessary financing could be impacted by the COVID-19 pandemic, recent geopolitical events, and inflationary economic conditions and their effects on the market conditions. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our commercialization efforts or grant rights to develop and market other products even if we would otherwise prefer to develop and market these products ourselves or potentially discontinue operations.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1.On March 1, 2023, the Company commenced an offering of Tier 2 of Regulation A under the Securities Act. This offering closed on May 16, 2023, and a total of 2,374,641 shares of Common Stock were sold in this offering for gross proceeds of $17,216,147. . The Company engaged Digital Offering, LLC (“Digital Offering”) to act as lead selling agent for this offering to offer prospective investors in this offering shares of the Company’s Common stock on a “best efforts” basis.
2.Upon the effectiveness of our Form 8-A, 9,795,106 shares of Common Stock were issued in connection with the conversion of all outstanding Series A Preferred Stock, 6,391,198 shares of Common Stock were issued in connection with the conversion of all outstanding Series B Preferred Stock, and 918,910 shares of Common Stock were issued in connection with the conversion of all outstanding Series C Preferred Stock. Each issuance occurred under the terms of our Fifth Amended and Restated Certificate of Incorporation with no action required on the part of the holders of the Series A, Series B, or Series C Preferred Stock.
3.In May 2023, the Company entered into a consulting arrangement with a vendor under which the Company issued 20,689 shares of restricted Common Stock that vests on a monthly basis over a term of 12 months. The estimated fair value of these shares was $150,000 on the date of grant and is being recognized as a component of general and administrative expense on a straight-line basis over the 12-month vesting term.
4.On May 18, 2023, StartEngine Primary LLC exercised its Common Stock Purchase Warrant for 116,456 shares of Common Stock. The exercise was done on a cashless basis.
5.On July 19, 2023, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, II  LLC (the “BRPC II”), pursuant to which the registrant has the right to sell to BRPC II up to $20.0 million in shares of Common Stock (the “Committed Equity Shares”), subject to certain limitations and the satisfaction of specified conditions in the Purchase Agreement, from time to time over the 24-month period commencing upon the initial satisfaction of the conditions to the BRPC II’s purchase obligations set forth in the Purchase Agreement, including that the registration statement be declared effective by the SEC and the final form of prospectus included therein is filed with the SEC. Sales of common stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and it is under no obligation to sell any securities to BRPC II under the Purchase Agreement.

As consideration for BRPC II’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued 45,252 shares of common stock to BRPC II (the “Commitment Shares”).

In the Purchase Agreement, BRPC II represented to the Company among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). The Committed Equity Shares and the Commitment Shares are being issued and sold by the Company to BRPC II in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

Except as set forth above, no underwriters were involved in the foregoing sales, conversions, and/or exchanges of securities.

All purchasers of the securities described above issued in reliance upon the exemption from the registration requirements of the Securities Act the as set forth in Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering represented to the registrant in connection with their respective purchases and/or exchanges that they were accredited investors and were acquiring the shares for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. Such purchasers and/or recipients received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 18, 2023, the Company announced that it had secured its first conditional purchase order to initiate a pilot program with a global distributor. The Company is currently performing rigorous testing at its Austin facility and expects to ship the first system in the fourth quarter of 2023, provided developments proceed as expected. The conditional purchase order provides for the sale of the Company's surgical robot system to an international healthcare provider and shipment to be made by November 30, 2023. The provider reserves the right to reject or cancel the order.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on July 27, 2023)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the SEC on July 27, 2023)
4.1	Warrant Agreement dated December 20, 2018 between Monogram Orthopaedics Inc. and Pro-Dex, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed with the SEC on July 27, 2023)
4.2

Warrant to Purchase Capital Stock dated February 7, 2019 between Monogram Orthopaedics, Inc. and ZB Capital Partners, LLC as Holder (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

4.3	Form of Warrant to be issued to StartEngine Primary, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1 filed with the SEC on July 27, 2023)
10.1	Consulting agreement dated April 5, 2021 between Monogram Orthopaedics, Inc. and Doug Unis (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on July 27, 2023)
10.2

Amended Employment Agreement dated April 29, 2018 between Monogram Orthopaedics, Inc. and Benjamin Sexson (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.3

April 30, 2019 Amendment to Employment Agreement dated April 29, 2018 between Monogram Orthopaedics, Inc. and Benjamin Sexson (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed with the SEC on July 27, 2023).

10.4

May 31, 2020 Amendment to Employment Agreement dated April 29, 2018 between Monogram Orthopaedics, Inc. and Benjamin Sexson (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.5

Exclusive Licensing Agreement dated October 3, 2017 between Monogram Orthopaedics, Inc. as Licensee and Icahn School of Medicine at Mount Sinai as Licensor (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.6

Option Agreement dated March 18, 2019 between Monogram Orthopaedics, Inc. and Icahn School of Medicine at Mount Sinai (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.7

Amendment No. 2 to the Exclusive Licensing Agreement dated June 28, 2019 between Monogram Orthopaedics, Inc. as Licensee and Icahn School of Medicine at Mount Sinai (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.8

Amendment No. 3 to the Exclusive Licensing Agreement dated September 17, 2020 between Monogram Orthopaedics, Inc. as Licensee and Icahn School of Medicine at Mount Sinai (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.9

Amendment No. 4 to the Exclusive Licensing Agreement dated May 17, 2023 between Monogram Orthopaedics, Inc. as Licensee and Icahn School of Medicine at Mount Sinai (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.10

Stock Issuance Agreement between Monogram Orthopaedics, Inc. and Icahn School of Medicine at Mount Sinai (incorporated by reference to Exhibit 10.10 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.11

Development and Supply Agreement dated December 20, 2018 between Monogram Orthopaedics Inc. and Pro-Dex, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.12	Amended and Restated 2019 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.12 to the Company’s Form S-1 filed with the SEC on July 27, 2023)
10.13	Noel Knape Offer Letter (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1 filed with the SEC on July 27, 2023)
10.14	Form of Indemnification Agreement with Executive Officers and Directors of the Company (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1 filed with the SEC on July 27, 2023)
10.15

Common Stock Purchase Agreement, dated July 19, 2023 by and between Monogram Orthopaedics, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.16

Registration Rights Agreement, dated July 19, 2023 by and between Monogram Orthopaedics, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

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
Date: August 9, 2023

/s/ Noel Knape
Noel Knape, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
Date: August 9, 2023