Form 10-Q
period 2023-09-30
MONOGRAM ORTHOPAEDICS INC
filed 2023-11-08
CIK 1769759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, there were 31,131,584 shares of Common Stock, par value $0.001 per share, of the registrant issued and outstanding.

MONOGRAM ORTHOPAEDICS INC.

		Page
PART I	FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2
	Condensed Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	2
	Condensed Statements of Operations for the three months ended September 30, 2023 and September 30, 2022, as well as the nine months ended September 30, 2023 and September 30, 2022 (Unaudited)	3
	Condensed Statements of Stockholders’ Equity for the nine months ended September 30, 2023 and September 30, 2022 (Unaudited)	4
	Condensed Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022 (Unaudited)	5
	Notes to Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION	19

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
	Signatures	22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONOGRAM ORTHOPAEDICS INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,875,476	$10,468,645
Prepaid expenses and other current assets	1,286,266	788,004
Total current assets	16,161,742	11,256,650
Equipment, net of accumulated depreciation	973,414	1,082,442
Intangible assets, net	601,250	758,750
Operating lease right-of-use assets	498,575	592,221
Total assets	$18,234,981	$13,690,063
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,784,992	$663,170
Accrued liabilities	551,217	748,460
Warrant liability	3,504,233	7,519,101
Operating lease liabilities, current	125,471	118,166
Total current liabilities	5,965,913	9,048,897
Operating lease liabilities, non-current	396,660	491,989
Total liabilities	6,362,573	9,540,886
Commitments and contingencies	—	—
Stockholders' equity:
Series A Preferred Stock, $.001 par value; 5,443,717 shares authorized, 0 and 4,897,553 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	4,898
Series B Preferred Stock, $.001 par value; 3,456,286 shares authorized, 0 and 3,195,599 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	3,196
Series C Preferred Stock, $.001 par value; 600,000 shares authorized, 0 and 438,367 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	438
Common stock, $.001 par value; 90,000,000 shares authorized, 29,302,640 and 9,673,870 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	29,303	9,674
Additional paid-in capital	59,697,475	41,894,417
Accumulated deficit	(47,854,370)	(37,763,447)
Total stockholders' equity	11,872,408	4,149,176
Total liabilities and stockholders' equity	$18,234,981	$13,690,063

The accompanying notes are an integral part of these financial statements.

MONOGRAM ORTHOPAEDICS INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Product revenue	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
Research and development	2,446,366	1,169,216	6,949,486	3,315,858
Marketing and advertising	27,742	97,350	2,831,478	2,369,605
General and administrative	1,282,924	546,739	3,610,335	1,728,510
Total operating expenses	3,757,032	1,813,305	13,391,299	7,413,973
Loss from operations	(3,757,032)	(1,813,305)	(13,391,299)	(7,413,973)
Other income (expense):
Change in fair value of warrant liability	2,646,399	(2,437,033)	3,088,533	(3,230,624)
Interest income and other, net	114,973	34,024	211,843	64,187
Total other income (expense), net	2,761,372	(2,403,009)	3,300,376	(3,166,437)
Net loss before taxes	(995,660)	(4,216,314)	(10,090,923)	(10,580,410)
Income taxes	—	—	—	—
Net loss	$(995,660)	$(4,216,314)	$(10,090,923)	$(10,580,410)
Basic and diluted loss per common share	$(0.03)	$(0.44)	$(0.52)	$(1.09)
Weighted-average number of basic and diluted shares outstanding	29,284,949	9,673,870	19,482,606	9,673,870

The accompanying notes are an integral part of these financial statements.

MONOGRAM ORTHOPAEDICS INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Series A		Series B		Series C						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2022	4,897,553	$4,898	3,195,599	$3,196	438,367	$438	9,673,870	$9,674	$41,894,417	$(37,763,447)	$4,149,176
Issuances of Class C Preferred Stock, net of issuance costs	—	—	—	—	21,088	21	—	—	147,021	—	147,042
Stock-based compensation	—	—	—	—	—	—	—	—	368,140	—	368,140
Net loss	—	—	—	—	—	—	—	—	—	(3,858,722)	(3,858,722)
Balance as of March 31, 2023	4,897,553	$4,898	3,195,599	$3,196	459,455	$459	9,673,870	$9,674	$42,409,578	$(41,622,169)	$805,636
Conversions of Preferred Stock into Common Stock	(4,897,553)	(4,898)	(3,195,599)	(3,196)	(459,455)	(459)	17,105,214	17,105	(8,522)	—	—
Issuance of Common Stock for cash, net of issuance costs	—	—	—	—	—	—	2,374,641	2,375	15,285,486	—	15,287,860
Exercise of warrants	—	—	—	—	—	—	78,837	79	926,256	—	926,335
Issuance of restricted Common Stock for services	—	—	—	—	—	—	20,689	21	24,979	—	25,000
Stock-based compensation	—	—	—	—	—	—	—	—	390,120	—	390,120
Net loss	—	—	—	—	—	—	—	—	—	(5,236,541)	(5,236,541)
Balance as of June 30, 2023	—	$—	—	$—	—	$—	29,253,251	$29,253	$59,027,867	$(46,858,710)	$12,198,410
Issuances of common stock for services	—	—	—	—	—	—	49,389	49	277,931	—	277,980
Vesting of common stock from services performed	—	—	—	—	—	—	—	—	25,000	—	25,000
Stock issuance costs	—	—	—	—	—	—	—	—	(33,561)	—	(33,561)
Stock-based compensation		—	—	—	—	—	—	—	400,239	—	400,239
Net loss	—	—	—	—	—	—	—	—	—	(995,660)	(995,660)
Balance as of September 30, 2023	—	$—	—	$—	—	$—	29,302,640	$29,303	$59,697,475	$(47,854,370)	$11,872,408

	Series A		Series B		Series C						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2021	4,897,553	$4,898	1,743,481	$1,743	—	$—	9,673,870	$9,674	$27,559,343	$(24,072,500)	$3,503,158
Issuances of Class B Preferred Stock, net of issuance costs	—	—	1,356,303	1,356	—	—	—	—	9,010,822	—	9,012,178
Stock-based compensation	—	—	—	—	—	—	—	—	76,973	—	76,973
Net loss	—	—	—	—	—	—	—	—	—	(4,504,659)	(4,504,659)
Balance as of March 31, 2022	4,897,553	$4,898	3,099,784	$3,099	—	$—	9,673,870	$9,674	$36,647,138	$(28,577,159)	$8,087,650
Issuances of Class B Preferred Stock, net of issuance costs	—	—	95,883	97	—	—	—	—	602,804	—	597,900
Stock-based compensation	—	—	—	—	—	—	—	—	184,944	—	184,944
Net loss	—	—	—	—	—	—	—	—	—	(1,859,437)	(1,859,437)
Balance as of June 30, 2022	4,897,553	$4,898	3,195,667	$3,196	—	$—	9,673,870	$9,674	$37,434,886	$(30,436,596)	$7,016,058
Issuances of Class C Preferred Stock, net of costs	—	—	—	—	74,729	75	—	—	697,187	—	697,261
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	47,926	—	47,926
Net loss	—	—	—	—	—	—	—	—	—	(4,216,314)	(4,216,314)
Balance as of September 30, 2022	4,897,553	$4,898	3,195,667	$3,196	74,729	$75	9,673,870	$9,674	$38,179,997	$(34,652,910)	$3,544,931

The accompanying notes are an integral part of these financial statements.

MONOGRAM ORTHOPAEDICS INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
	2023	2022
Operating activities:
Net loss	$(10,090,923)	$(10,580,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,158,499	309,843
Other expenses settled with stock issuances	80,000	—
Depreciation and amortization	307,293	286,012
Change in fair value of warrant liability	(3,088,533)	3,230,624
Changes in non-cash working capital balances:
Other current assets	273,079	293,326
Accounts payable	1,121,822	(176,417)
Accrued liabilities	(197,243)	(164,575)
Operating lease assets and liabilities, net	5,622	18,383
Cash used in operating activities	(10,430,384)	(6,783,214)
Investing activities:
Purchases of equipment	(40,765)	(206,553)
Cash used in investing activities	(40,765)	(206,553)
Financing activities:
Proceeds from issuances of Common Stock, net of cost	15,254,300	—
Proceeds from issuances of Series B Preferred Stock, net	—	9,615,077
Proceeds from issuances of Series C Preferred Stock, net	147,042	697,261
Payments of costs related to Common Stock Purchase Agreement	(523,362)	—
Federal grant	—	231,000
Cash provided by financing activities	14,877,980	10,543,339
Increase in cash and cash equivalents during the period	4,406,831	3,553,572
Cash and cash equivalents, beginning of the period	10,468,645	5,535,710
Cash and cash equivalents, end of the period	$14,875,476	$9,089,282

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Noncash investing and financing activities:
Increase in right of use asset and lease liability from lease extension	$—	$245,120
Common Stock issued for services related to Common Stock Purchase Agreement	$247,980	$—
Cashless exercise of warrant	$926,335	$—

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, incurred a  net loss during the nine months ended September 30, 2023 of $10,090,923 and has an accumulated deficit of $47,854,370 as of September 30, 2023.

The Company’s ability to continue as a going concern in the next twelve months following the date the unaudited financial statements were available to be issued is dependent upon its ability to produce revenues, raise capital, and/or obtain other financing sufficient to meet current and future obligations. Management has evaluated these conditions and believes its current cash balances, plus the additional capital available under the Common Stock Purchase Agreement described in Note 3, will be sufficient for the Company to satisfy its near-term capital needs and to continue as a going concern for a reasonable period.

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

Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of common stock shares outstanding. To the extent that stock options, warrants, and convertible preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. For the three and nine months ended September 30, 2023 and 2022, the Company excluded the following shares from the calculation of diluted loss per share because such amounts were antidilutive:

	2023	2022
Shares issuable upon conversion of Series A Preferred Stock	—	9,795,106
Shares issuable upon conversion of Series B Preferred Stock	—	6,391,334
Shares issuable upon conversion of Series C Preferred	—	149,458
Shares issuable upon exercise of warrants	2,376,495	2,317,924
Shares issuable upon exercise of stock options	4,891,891	4,817,666
Total	7,268,386	23,471,488

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

2.	Other Current Assets

Other current assets consist of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Inventory	$4,550	$4,550
Receivable from investment platform vendor	—	157,598
Advance paid to vendor for supply development contract	163,380	250,000
Deferred costs of Common Stock Purchase Agreement	771,341	—
Other prepaid expenses	346,995	375,856
Other current assets	$1,286,266	$788,004

In connection with the Common Stock Purchase Agreement described in Note 3, the Company incurred costs totaling $771,341 that will be recognized as a reduction of the proceeds from purchases made under this agreement when such purchases occur in future periods. Of these total costs, $523,362 were paid in cash and $247,980 were settled through the issuance of 45,252 shares of Common Stock to the counterparty to the Common Stock Purchase Agreement.

The receivable from the Company’s investment platform vendor was the result of a timing difference between when investors purchased the Company’s shares and remitted payment to the platform vendor and when these funds were released to the Company by the platform vendor.

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

Common Stock Purchase Agreement

On July 19, 2023, the Company entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, II  LLC (the “BRPC II”), pursuant to which the registrant has the right to sell to BRPC II up to $20.0 million in shares of Common Stock (the “Committed Equity Shares”), subject to certain limitations and the satisfaction of specified conditions in the Common Stock Purchase Agreement, from time to time over the 24-month period commencing upon the initial satisfaction of the conditions to the BRPC II’s purchase obligations set forth in the Common Stock Purchase Agreement. Sales of Common Stock pursuant to the Common Stock Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and it is under no obligation to sell any securities to BRPC II. Through September 30, 2023, the Company had not sold any shares to BRPC II under the Common Stock Purchase Agreement.

As consideration for BRPC II’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued 45,252 shares of Common Stock to BRPC II (the “Commitment Shares”) with a fair market value of $247,980 on the date of issuance.  The Company also paid a Commitment Fee of $200,000 to BRPC II.

Under the terms of the Common Stock Purchase Agreement, if the aggregate proceeds received by BPRC II from its resale of the Commitment Shares is less than $200,000 then, upon notice by BRPC II, the Company must pay the difference between $200,000 and the aggregate proceeds received by BPRC II from its resale of the Commitment Shares. At September 30, 2023, the market value of the Commitment Shares was $117,655. Therefore, the Company’s make-whole obligation was $82,345 and this amount was recorded as a component of accrued expenses in the accompanying balance sheet. The change in the fair value of the make-whole obligation is recorded as a component of interest income and other, net, in the accompanying statement of operations.

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

At September 30, 2023 and December 31, 2022, this warrant was exercisable into a total of 1,828,551 and 1,697,525 shares, respectively, of the Company’s capital stock. The fair value of the warrant was $3,504,233 at September 30, 2023 and, since the warrant was exercised in early October 2023 (see Note 6), was calculated based on the difference between the $2.60 per share fair value of the Company’s Common Stock on September 30, 2023 and the $0.6836 per share exercise price of the warrant.

Exercised Warrant

In October 2020, the Company issued a warrant to a vendor in exchange for platform and technology services provided to the Company in connection with its offering of Series B Preferred Stock. At December 31, 2022, the warrant was exercisable into 116,457 shares of Series B Preferred Stock and the estimated value of the warrant liability was $127,059. On May 18, 2023, the holder executed a cashless exercise of the warrant and received 78,837 shares of the Company’s Common Stock, which represented the difference between the total warrant shares issuable at exercise and the 37,619 warrant shares withheld by the Company to satisfy the holder’s exercise price obligation. Immediately prior to the exercise, the Company remeasured the fair value of the warrant and recorded a loss from the change in the fair value of $805,135.

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

The Company has adopted a stock option plan covering the issuance of up to 5,200,300 shares of Common Stock to qualified individuals. Options granted under this plan vest over four years and expire ten years from the date of the grant. The following table summarizes stock option activity for the nine months ended September 30, 2023:

	Option	Weighted-Average	Weighted-Average
	Number of	Exercise	Remaining
	Shares	Price Per Share	Contractual Term
Options outstanding as of January 1, 2023	4,851,666	$1.91	8.4
Granted	100,500	2.00	—
Exercised	—	—	—
Canceled	60,275	0.75	—
Options outstanding as of September 30, 2023	4,891,891	$1.92	7.7
Options exercisable as of September 30, 2023	2,243,729	$1.70	6.6

Stock-based compensation expense resulting from granted stock options was $1,158,519 and $309,843 for the nine months ended September 30, 2023 and 2022, respectively.

Unrecognized stock-based compensation expense related to stock options of $6,214,951 at September 30, 2023 will be recognized in future periods as the related stock options continue to vest over a weighted-average period of 3.15 years.

6.	Commitments and Contingencies

Under the Company’s Exclusive License Agreement with the Icahn School of Medicine at Mount Sinai (“Mt. Sinai”), the Company has an obligation to make certain payments to Mt. Sinai as a result of reaching certain milestones in the development and sales of the product, and for significant events related to the Company. The Company is currently in discussions with Mt. Sinai in regard to the payment obligation associated with a “Significant Transaction” following the Company becoming publicly traded on Nasdaq without undertaking a traditional initial public offering contemplated by that term. Current discussions may require the Company to make a payment to Mt. Sinai, or to provide Mt. Sinai a senior note reflecting the obligation to make payment under the terms of the Exclusive License Agreement.

7.	Subsequent Events

On October 2, 2023, Pro-Dex, the holder of the non-dilutive warrant described in Note 4 paid the Company $1,250,000 to exercise this warrant into 1,828,551 shares of Common Stock. As consideration for Pro-Dex agreeing to exercise this warrant, the Company agreed to issue Pro-Dex “Coverage Warrants”. Under the terms of the Coverage Warrants, if, (a) between October 2, 2023 and March 31, 2024 or (b) during the six month period between (i) April 1 and September 30 and (ii) October 1 and March 31 of each year thereafter, Monogram engages in or otherwise consummates an issuance of securities that results in Monogram receiving, or having the right to receive, gross proceeds of $5,000,000 or more during such period, then Monogram will issue Pro-Dex a warrant to be exercised in cash to purchase 5% (calculated after giving effect to such issuance to Pro-Dex) of the types, series and classes of securities issued during such period at a price equal to the total gross proceeds received over the such period divided by the number of securities issued during that same period on terms at least as favorable to Pro-Dex as the most favorable terms pursuant to which any such securities are acquired by any investor during such period (each, a “Coverage Warrant”). Each Coverage Warrant will be issued to Pro-Dex within ten (10) business day after the last day of the applicable period, will have a term of six (6) months from the date of issuance and, unless otherwise agreed to in writing by Pro-Dex in its sole and absolute discretion, will have other provisions consistent with the provisions of the Warrants. Pro-Dex’s rights in this regard will expire on December 31, 2025 and will apply to all Warrant Coverage issuances conducted from time to time, and at any time, by Monogram prior to that date.

Apart from the events described above, no additional material events were identified which require adjustment or disclosure in the financial statements.

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

Results of Operations For The Three and Nine Months Ended September 30, 2023

Revenues

The Company is currently focused on commercialization of its robotic products, including seeking 510(k) clearances from the FDA for those products. Sales of products have not yet commenced, and therefore no revenues have been recognized during 2022 or 2023 to date.

Operating Expenses

The following tables set forth our results of operations for the periods indicated:

	Three Months Ended September 30
	2023	2022	$ Change	% Change
Research and development	$2,446,366	$1,169,216	$1,277,150	109%
Marketing and advertising	27,742	97,350	(69,608)	(72)%
General and administrative	1,282,924	546,739	736,185	135%
Total operating expenses	$3,757,032	$1,813,305	$1,943,727	107%

	Nine Months Ended September 30
	2023	2022	$ Change	% Change
Research and development	$6,949,486	$3,315,858	$3,633,628	110%
Marketing and advertising	2,831,478	2,369,605	461,873	19%
General and administrative	3,610,335	1,728,510	1,881,825	109%
Total operating expenses	$13,391,299	$7,413,973	$5,977,326	81%

Research and Development (R&D) expenses more than doubled during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 (as well as during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022). The growth in R&D expenses during these periods in 2023 compared to the same periods in 2022 was driven primarily by the increased efforts in the development of our sagittal cutting systems and related platform software required to operate our active navigated robotic system, as well as the company moving into the verification phase of the development of its robot prototype. The verification phase involves intensive testing and optimization of the prototype design through an iterative process of design changes and material changes to achieve an optimum system. This led to increased costs in prototype material expenses, payroll and related expenses and contractor expenses. R&D expenses in both periods were primarily comprised of payroll and related costs, contractor and prototype material expenses for the development of its novel robotic system and associated implants. The Company anticipates continued elevated R&D expenses related to the development of its next generation marker less tracking technology and through the verification and validation phases of the technology development over the remainder of the year.

Marketing and advertising expenses decreased approximately 72% during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, but were relatively low in both periods. The elevated marketing expense for the three months ended September 30, 2022 was primarily the result of onetime marketing expenses associated with the Series C Offering during this period.

Marketing and advertising expenses increased approximately 19% during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This growth in marketing and advertising expenses during the nine months ended September 30, 2023 compared to the same period in 2022 was driven by the marketing campaign related to the Common Stock Offering that began in Q1 2023 and successfully culminated with a round closing in May of 2023. The Company also raised funds pursuant to the Series B and Series C Offerings during 2022 – however, the Company increased its marketing expenditures related to the Common Stock Offering to help drive the success of this offering, which led to an increase in marketing and advertising spend during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

General and Administrative expenses increased significantly during the three months (135%) and nine months (109%) ended September 30, 2023 compared to the three and nine months ended September 30, 2022. The growth in General and Administrative (G&A) expense during these periods in 2023 compared to the same periods in 2022 was driven primarily by increases in compensation expenses, insurance and regulatory compliance expenses, facilities expenses (such as rent), and consulting and professional fees.

●	The increase in compensation expenses during the three and nine month periods ended September 30, 2023 resulted from an increase in the number of full-time employees of the Company in both periods, as well as an increase in bonus and stock-based compensation in both periods to help ensure labor retention in a tight labor market.
●	The increase in insurance and regulatory compliance expenses during the three and nine month periods ended September 30, 2023 relate to the additional insurance and regulatory compliance activities required to list as a publicly traded company on NASDAQ, which occurred mid-2023 (and therefore led to an increase in expenses compared to these same periods in 2022 before the Company had it shares of Common Stock listed on NASDAQ).
●	Facilities expenses have increased year over year due to slight rent rate increases combined with additional leased space added to support the Company’s expanded operations (including a larger workforce), which has led to increases in facilities expenses during the three and nine month periods ended September 30, 2023 compared to the same periods in 2022).
●	The increases in consulting and professional services during the three and nine month periods ended September 30, 2023 relate primarily to efforts required to support the Regulation A fund raise, the Company’s offering of Common Stock pursuant to its Registration Statement on Form S-1 that was declared effective on September 7, 2023, the filing of an additional S-1 form related to the execution of an Equity Line of Credit, and continued protection for the Company’s intellectual property, which has expanded in 2023 compared to 2022.

Other Income (Expense)

	Three Months Ended September 30
	2023	2022	$ Change
Change in fair value of warrant liability	$2,646,399	$(2,437,033)	$5,083,432
Interest income and other, net	114,973	34,024	80,949
Total other income (expense)	$2,761,372	$(2,403,009)	$5,164,381

	Nine Months Ended September 30
	2023	2022	$ Change
Change in fair value of warrant liability	$3,088,533	$(3,230,624)	$6,319,157
Interest income and other, net	211,843	64,187	147,655
Total other income (expense)	$3,300,376	$(3,166,437)	$6,466,813

During the three and nine months ended September 30, 2023, the change in the fair value of the warrant liability resulted in gains of $2,646,399 and $3,088,533, respectively. These gains primarily resulted from a decrease in the value of the Company’s Common Stock used to estimate the fair value of the warrants. Certain stock purchase warrants issued by the Company in previous years include anti-dilution protections. As a result, when the Company issues shares in connection with its ongoing capital raising efforts, the number of shares issuable upon the exercise of these warrants increases proportionally. Changes in the fair value of the warrant liability primarily result from (i) increases to the number of shares issuable upon exercise of these warrants and (ii) changes in the underlying fair value of the Company’s Common Stock into which the warrants are exercisable.

Additionally, the Company had interest income of $114,973 and $211,842 during the three and nine months ended September 30, 2023, respectively. In both periods, this represented a significant increase from the prior comparable periods in 2022. This increase was driven by investing excess cash generated from the Common Stock Offering in a JP Morgan US Government Money Market Fund and was partially offset by an $82,345 loss resulting from a change in the fair value of the Company’s make-whole provision related to the Common Stock Purchase Agreement discussed below in “Liquidity and Capital Resources”.

Net Loss

As a result of the foregoing, the Company had a net loss of $995,660 and $10,090,923 for the three and nine months ended September 30, 2023, respectively. This was a significant improvement (76% reduction in net loss) compared to the three months ended September 30, 2022 – however, it was only a slight improvement (5% reduction in net loss) compared to the net loss of the Company for the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2023, the Company had approximately $14.9 million in cash on hand, largely resulting from proceeds received from the Company’s Common Stock Offering that ended in May 2023. The Company has recorded losses since inception and, as of September 30, 2023 had working capital of approximately $10.2 million and total stockholders’ equity of $11,872,408. Since inception, the Company has been primarily capitalized through securities offerings. The Company plans to continue to try to raise additional capital through available financing options to the Company, including, but not limited to, registered or exempt equity and/or debt offerings, as well as straight or convertible debt financings, although there can be no assurance that we will be successful in these fundraising efforts. Absent additional capital, the Company may be forced to reduce expenses significantly and could become insolvent.

To provide additional flexibility to the Company ahead of generating revenues to support operations, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, II  LLC (the “BRPC II”) on July 19, 2023. Under the Purchase Agreement and Registration Rights Agreement, the Company has the right to sell to BRPC II up to $20.0 million in shares of Common Stock (the “Committed Equity Shares”), subject to certain limitations and the satisfaction of specified conditions in the Purchase Agreement, from time to time over the 24-month period commencing upon the initial satisfaction of the conditions to the BRPC II’s purchase obligations set forth in the Purchase Agreement, including that the registration statement declared effective by the SEC on September 7, 2023. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and it is under no obligation to sell any securities to BRPC II under the Purchase Agreement. As of the date of this Quarterly Report on Form 10-Q, 393 shares have been sold pursuant to the Purchase Agreement for net proceeds of $1,174.74.

Obligation under Mt. Sinai License Agreement

Under the Company’s Exclusive License Agreement with the Icahn School of Medicine at Mount Sinai, the Company has an obligation to make certain payments to Mt. Sinai as a result of reaching certain milestones in the development and sales of the product, and for significant events related to the Company. We are currently in discussions with Mt. Sinai in regard to the payment obligation associated with a “Significant Transaction” following the Company becoming publicly traded on Nasdaq without undertaking a traditional initial public offering contemplated by that term. Current discussions may require the Company to make a payment to Mt. Sinai, or to provide Mt. Sinai a senior note reflecting the obligation to make payment under the terms of the Exclusive License Agreement.

The Company estimates its current cash reserves, as well as the potential cash available under the Purchase Agreement, will be sufficient to fund the Company’s current rate of operations for the 12 months following the date of this Quarterly Report on Form 10-Q.

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

On July 14, 2022, Monogram commenced a Regulation Crowdfunding offering (the “Series C Offering”), pursuant to which it raised gross proceeds $4,599,145 from the issuance of 459,455 shares of Series C Preferred Stock, for approximately $3,867,000 in net proceeds (after accounting for offering expenses). The Series C Offering is closed as of the date of this Quarterly Report on Form 10-Q.

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

As previously disclosed in the Company’s Registration Statement on Form S-1 filed with the SEC on August 28, 2023 (and declared effective on September 7, 2023), Pro-Dex, Inc., a Colorado corporation (“Pro-Dex”) and the Company were previously engaged in active discussions around Pro-Dex exercising its warrants in advance of the contractual expiration date of those warrants. Pro-Dex held warrants to purchase up to 5% of the outstanding Common Stock of the Company as of the date of the exercise, calculated on a post-exercise basis. The warrants had an exercise price of $1,250,000, were exercisable at any time prior to December 20, 2025 (the “Warrants”)

On October 2, 2023, Pro-Dex agreed to exercise the Warrants in full in cash for Common Stock of Monogram within five (5) business days. As consideration for Pro-Dex agreeing to exercise the Warrants, the Company agreed to the following:

Coverage Warrants. If, (a) between October 2, 2023 and March 31, 2024; or (b) during the six month period between (i) April 1 and September 30 or (ii) October 1 and March 31 of each year thereafter, Monogram engages in or otherwise consummates an issuance of securities that results in Monogram receiving, or having the right to receive, gross proceeds of $5,000,000 or more during such period, then Monogram will issue Pro-Dex a warrant to be exercised in cash to purchase 5% (calculated after giving effect to such issuance to Pro-Dex) of the types, series and classes of securities issued during such period at a price equal to the total gross proceeds received over the such period divided by the number of securities issued during that same period on terms at least as favorable to Pro-Dex as the most favorable terms pursuant to which any such securities are acquired by any investor during such period (each, a “Coverage Warrant”). Each Coverage Warrant will be issued to Pro-Dex within ten (10) business day after the last day of the applicable period, will have a term of six (6) months from the date of issuance and, unless otherwise agreed to in writing by Pro-Dex in its sole and absolute discretion, will have other provisions consistent with the provisions of the Warrants. Pro-Dex’s rights in this regard will expire on December 31, 2025 and will apply to all Warrant Coverage issuances conducted from time to time, and at any time, by Monogram prior to that date.

Piggyback Rights. Monogram agreed to grant Pro-Dex piggyback registration rights for all Monogram securities from time to time owned by Pro-Dex on terms at least as favorable to Pro-Dex as Monogram may at any time grant piggyback (or equivalent) registration rights to any other holder of Monogram securities.

Effective October 2, 2023, Pro-Dex completed the exercise all of its Warrants for 1,828,551 shares of the Company’s Common Stock at $0.68360138711 per share, resulting in total proceeds to the Company of $1,250,000. The issuance of these shares upon exercise of the Warrants was made by the Company pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder for transactions by an issuer not involving a public offering.

Indebtedness

As of September 30, 2023 the Company had $6,362,573 in total liabilities. Of this amount, $3,504,233 was represented by the estimated fair value of our warrant liability (almost all of which was attributable to Warrants held by Pro-Dex, which have been exercised and are no longer outstanding as of the date of this Quarterly Report on Form 10-Q). The next biggest component of our total liabilities was $1,784,992 in trade accounts payable, which increased from $1,121,822 compared to December 31, 2022 primarily due to invoices submitted from our development partners in relation to the R&D spend on increased development efforts and the initiation of the verification process, legal invoices related to our recent financings and an overall increase in the average number of days our Company takes to pay our accounts payable. The remainder was comprised of accrued expenses and the present value of the Company’s operating lease payment commitments.

The Company currently has no material commitments for capital expenditures.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, with a loss during the three and nine months ended September 30, 2023 of $995,660 and $10,090,923, respectively, and an accumulated deficit of $47,854,370 as of September 30, 2023.

The Company’s ability to continue as a going concern in the next twelve months following the date the unaudited financial statements were available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results. Management has evaluated these conditions and believes its current cash balances, plus the additional capital available under the Purchase Agreement, will be sufficient for the Company to satisfy its near-term capital needs and to continue as a going concern for a reasonable period.

Cash Flows

	For the Nine months ended
	September 30,
	2023	2022
Cash used in operating activities	$(10,430,384)	$(6,783,214)
Cash used in investing activities	$(40,765)	$(206,553)
Cash provided by financing activities	$14,877,980	$10,543,339

Operating Activities

Cash used in operating activities increased by 54% during the nine months ended September 30, 2023, compared the nine months ended September 30, 2022. Of the approximately $10.1 million net loss for the nine months ended September 30, 2023, there were various cash and non-cash adjustments that were added back to the net loss to arrive at $10,430,384 cash used for operating activities for the nine months ended September 30, 2023. These adjustments include stock compensation expense of $1,158,519, depreciation and amortization of $307,293, and an increase in accounts payable of $1,121,822 offset by a change in the fair value of warrant liability (related to the Warrants held by Pro-Dex) of $3,088,533, an increase in other current assets of $273,079, and a decrease in accrued liabilities of $197,243.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2023, was $40,765, compared to $206,553 used in the nine months ended September 30, 2022. Cash used in investing activities for the nine months ended September 30, 2023 and 2022 related to the purchase of equipment to support the development of to our robotic product candidates. These equipment purchases reduced during the nine months ended September 30, 2023 compared to the same period in 2022 as the equipment needed to support these efforts were mostly purchased in previous periods.

Financing Activities

During the nine months ended September 30, 2023, cash from financing activities was $14,877,980, comprised primarily of proceeds from the Company’s Common Stock Offering, compared to $10,543,339 for the nine months ended September 30, 2022, comprised primarily of proceeds from the Company’s Series B and C Offerings.

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

Funding Requirements

We believe our existing cash and cash equivalents, including potential cash available to us under the Purchase Agreement, will be sufficient to meet anticipated cash requirements for at least 12 months from the date of this quarterly report on Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend capital resources sooner than we expect.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1.On March 1, 2023, the Company commenced an offering of Tier 2 of Regulation A under the Securities Act (the “Common Stock Offering”). This offering closed on May 16, 2023, and a total of 2,374,641 shares of Common Stock were sold in this offering for gross proceeds of $17,216,147. The Company engaged Digital Offering, LLC (“Digital Offering”) to act as lead selling agent for this offering to offer prospective investors in this offering shares of the Company’s Common stock on a “best efforts” basis.
2.On May 17, 2023, following the closing of the Common Stock Offering, the Company filed a registration statement on Form 8-A in connection with the listing our Common Stock on Nasdaq, which was declared effective on the same date. At that time, each outstanding share of Series A, Series B, and Series C Preferred Stock was converted into two shares of Common Stock of the Company. Upon the effectiveness of our Form 8-A, 9,795,106 shares of Common Stock were issued in connection with the conversion of all outstanding Series A Preferred Stock, 6,391,198 shares of Common Stock were issued in connection with the conversion of all outstanding Series B Preferred Stock, and 918,910 shares of Common Stock were issued in connection with the conversion of all outstanding Series C Preferred Stock. Each issuance occurred under the terms of our Fifth Amended and Restated Certificate of Incorporation with no action required on the part of the holders of the Series A, Series B, or Series C Preferred Stock.
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
5.On July 19, 2023, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, II LLC (the “BRPC II”), pursuant to which the registrant has the right to sell to BRPC II up to $20.0 million in shares of Common Stock (the “Committed Equity Shares”), subject to certain limitations and the satisfaction of specified conditions in the Purchase Agreement, from time to time over the 24-month period commencing upon the initial satisfaction of the conditions to the BRPC II’s purchase obligations set forth in the Purchase Agreement, including that the registration statement be declared effective by the SEC and the final form of prospectus included therein is filed with the SEC. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and it is under no obligation to sell any securities to BRPC II under the Purchase Agreement.  As consideration for BRPC II’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued 45,252 shares of Common Stock to BRPC II (the “Commitment Shares”). In the Purchase Agreement, BRPC II represented to the Company among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). The Committed Equity Shares and the Commitment Shares are being issued and sold by the Company to BRPC II in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. As of the date of this Quarterly Report on Form 10-Q, the Company has sold 393 shares with net proceeds of $1,174.74 to BRPC II under the Purchase Agreement.
6.On October 2, 2023, Pro-Dex agreed to exercise its Warrants in full in cash for Common Stock of Monogram within five (5) business days. As consideration for Pro-Dex agreeing to exercise the Warrants, the Company agreed to issue Pro-Dex certain Coverage Warrants and certain piggyback registration rights (described elsewhere in this Current Report on Form 10-Q).  Effective

October 2, 2023, Pro-Dex completed the exercise all of its Warrants for 1,828,551 shares of the Company’s Common Stock at $0.68360138711 per share, resulting in total proceeds to the Company of $1,250,000.

Except as set forth above, no underwriters were involved in the foregoing sales, conversions, and/or exchanges of securities.

All purchasers of the securities described above issued in reliance upon the exemption from the registration requirements of the Securities Act the as set forth under Regulation A and/or in Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering represented to the registrant in connection with their respective purchases and/or exchanges that they were accredited investors and were acquiring the shares for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. Such purchasers and/or recipients received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 3, 2023, the Company and Pro-Dex, Inc. executed a corrective amendment to the Warrant Exercise Side Letter dated October 2, 2023 to reinsert a definition of “Excluded Securities” that was accidentally removed. No other changes to the Warrant Exercise Side Letter were made as part of this amendment.

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
10.15

Common Stock Purchase Agreement, dated July 19, 2023 by and between Monogram Orthopaedics, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.16

Registration Rights Agreement, dated July 19, 2023 by and between Monogram Orthopaedics, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.17 †

Supply Agreement dated October 3, 2023 between Monogram Orthopaedics, Inc. and Pro-Dex, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

10.18

Warrant Exercise Side Letter dated October 2, 2023 between Monogram Orthopaedics, Inc. and Pro-Dex, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

10.19*	November 3, 2023 Amendment to Warrant Exercise Side Letter dated October 2, 2023 between Monogram Orthopaedics, Inc. and Pro-Dex, Inc.
31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

† Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

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
Date: November 7, 2023

/s/ Noel Knape
Noel Knape, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
Date: November 7, 2023