Form 10-K
period 2023-12-31
MONOGRAM ORTHOPAEDICS INC
filed 2024-03-15
CIK 1769759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

☐  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number 001-41707

Monogram Orthopaedics Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-2349540
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

3913 Todd Lane

Austin, TX 78744

(Address of registrant’s principal executive offices) (Zip code)

(512) 399-2656

(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MGRM	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or has for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $3.98 of a share of the registrant’s Common Stock on June 30, 2023 as reported by the Nasdaq Capital Market on such date was approximately $77,244,600. Shares of the registrant’s Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. There were 31,633,995 shares of the Company’s Common Stock outstanding as of March 13, 2024

Documents Incorporated by Reference. None

Statement Regarding Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to, statements relating to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies, expectations or business prospects, or the impact of legal, regulatory or supervisory matters on our business, results of operations, or financial condition. Specifically, forward-looking statements may include statements relating to our future business prospects, revenue, income, and financial condition.

Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Forward-looking statements contained in this Form 10-K include, but are not limited to, statements about:

●	the success of our products and product candidates will require significant capital resources and years of development efforts;
●	our limited number of deployments and the risk of limited market acceptance of our products;
●	our ability to protect our intellectual property and to develop, maintain and enhance a strong brand;
●	our limited operating history by which performance can be gauged;
●	our ability to operate and collect digital information on behalf of our clients, which is dependent on the privacy laws of jurisdictions in which we operate, as well as the corporate policies of our clients, which may limit our ability to fully deploy our technologies in various markets;
●	our ability to raise capital, our rolling closes of equity infusions for our financings, and the availability of future financing;
●	unpredictable events, such as the COVID-19 pandemic, and associated business disruptions could seriously harm our future revenues and financial condition, delay our operations, increase our costs and expenses, and impact our ability to raise capital;
●	our ability to manage our research, development, expansion, growth and operating expenses; and
●	our ability to effectively use the net proceeds from the sale of shares of Common Stock under the Purchase Agreement.

In addition to those factors discussed under Item 1A—“Risk Factors,” important factors could cause actual results to differ materially from our expectations. These factors include, but are not limited to, adverse economic conditions, intense competition (including entry of new competitors), including among competitors with substantially greater resources than us, unexpected costs, becoming de-listed from Nasdaq, and the loss of key employees and executives.

All forward-looking statements included in this Form 10-K speak only as of the date of this Form 10-K and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances that arise after the date of this Form 10-K or to reflect the occurrence of unanticipated events. The above list is not intended to be exhaustive and there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations.

In this Annual Report on Form 10-K, unless the context indicates otherwise, the terms “Monogram Orthopaedics”, “Monogram”, the “Company”, “we”, “us”, and “our” refer to Monogram Orthopaedics, Inc., a Delaware corporation.

PART I.

Item 1. Our Business

Overview

Monogram Orthopaedics Inc. was incorporated under the laws of the State of Delaware on April 21, 2016, as “Monogram Arthroplasty Inc.” On March 27, 2017, the Company changed its name to “Monogram Orthopaedics Inc.” Monogram Orthopaedics is working to develop a product solution architecture with the long-term goal to enable patient-optimized orthopaedic implants economically at scale by linking 3D printing and robotics with advanced pre-operative imaging. The Company has a robot prototype that can autonomously execute optimized paths for high precision insertion of implants in simulated cadaveric surgeries. Monogram intends to produce and market robotic surgical equipment and related software, orthopaedic implants, tissue ablation tools, navigation consumables, and other miscellaneous instrumentation necessary for reconstructive joint replacement procedures. The Company has obtained 510(k) clearances for certain implants but has not yet made 510(k) premarket notification submissions or obtained 510(k) premarket clearances for any of robotic products. FDA 510(k) premarket clearance is required to market our robotic products, and the Company cannot estimate the timing, or assure our ability, to obtain such clearances.

Our Background

Our Company’s business is based on ideas formulated by Dr. Douglas Unis, an Associate Professor of Orthopaedic Surgery at the Icahn School of Medicine at Mount Sinai (“MSSM” or “Mount Sinai”).

Our founding philosophy is that advances in technology will usher in a new way of thinking about reconstructive joint procedures and orthopaedic implants. We believe that the future of orthopaedic joint replacements lies in build-to-order, press-fit patient-optimized implants that rely on natural biologic fixation rather than cement. We believe such implants will be insertable into bone cavities prepared by high-precision robotic tools. We believe CT-based robotic preparation will make it easier to perform challenging surgical techniques (for example, kinematic alignment for TKA). To facilitate the cost-efficient delivery of anatomy restoring patient optimized implants, we believe it is necessary to develop efficient processes for designing and fabricating implants and surgical plans. We also believe that advanced imaging such as a CT scan or MRI is required to prepare the surgical plans and execute the robotic procedures for patient-optimized implants and more personalized robotic execution. For example, patient-optimized implants may require high-precision bone preparation beyond two-dimensional planar cuts or alignment. For these processes to be economically scalable, we believe they may need a high degree of optimization, which may require a high functioning navigated surgical robot capable of executing complex cut paths; i.e., a product solution architecture with image processing, scalable, patient-optimized implant design, pre-operative planning, and robotic execution.

We believe that press-fit 3D printed patient-optimized implants that rely on biologic fixation may prove to be clinically superior over the long term while also alleviating the tremendous inventory burden and capital inefficiencies of generic implant distribution. It is our view that implants should be designed and optimized to fit and restore a patient’s anatomy and that the ability of a robot to execute irregular cuts could exceed the capabilities of even the most skilled surgeons. Monogram believes that the use of patient-specific implants and robotic surgery will, over time, reduce complications and failure rates and lower costs considerably.

Principal Products and Services

Monogram’s primary business will be to market orthopaedic implants insertable with our orthopaedic robot (which we have named “mBôs”), if and when it obtains 510(k) premarket clearance. We note that initially, the Monogram implants will be generic implants that are insertable with both manual instrumentation or our surgical robot (surgeon option). Monogram has licensed FDA cleared generic implants and the development and 510(k) premarket clearance of our robotic system remains our focus. We plan to execute an incremental, multi-generational product release strategy, starting with generic knee implants prepared with our robotic system. Over time our goal is to introduce and obtain 510(k) premarket clearance for optimized total knee replacements compatible with our robotic system, but only after launching our robotic system with generic implants. The generic implants are based on licensed implants that have been modified through collaboration with the licensor and submission of a Letter to File. If we successfully commercialize our orthopaedic robot for total knee replacements and have sufficient capital and market interest, we will pursue additional clinical applications, including hip, partial knee, spine, shoulder, and extremities and obtain 510(k) premarket clearance or other required regulatory authorizations for such applications, as appropriate.

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

A significant percentage of orthopaedic medical device manufacturing is outsourced to original equipment manufacturers (OEMs). Monogram intends to outsource much of the manufacturing of its products (including implants and instrumentation needed to execute reconstructive joint replacements) to established suppliers. These suppliers may already be approved suppliers for the most significant market participants and may have decades of product-specific manufacturing expertise.

According to an analysis conducted by Orthopaedic Network News (Vol 34, No 3, September 2023) on orthopaedic procedures, as of 2022, the average cost of implant components for all total hip procedures was approximately $5,007 and for all primary knee procedures was $4,220. Monogram expects to price our products consistent with the market. We believe we are on track to be the first company to market with a CT-based navigated seven joint robot arm that can autonomously cut with a sagittal saw.

Near-Term Product Focus

The Company is executing a phased commercialization approach whereby it initially plans to launch its robotic system to prepare bone for Monogram’s generic implants with the intention of introducing and seeking 510(k) premarket clearance for more novel implants later. The Company’s generic implants are based on licensed implants that the Company, with assistance from the licensor, has upgraded to be competitive with the current state of the art.

On July 1, 2020, the Company entered into a non-exclusive licensing and distribution agreement with a medical technology company for an FDA-approved total knee system, FDA-approved partial knee system, and FDA-approved total hip system. The agreement provides Monogram with the rights to these products, including the right to market and sell these products anywhere within the United States. The initial term of this agreement is ten (10) years, with additional one-year optional renewals following the initial term (unless the agreement is earlier terminated, which may only occur upon a breach by one of the parties to the agreement, or for cause). The Company has made material changes to these licensed products (which are not patented as of the date of this Form 10-K) and does not anticipate it will be reliant on the license agreement described above for these products after the expiration of the initial term.

Monogram has upgraded features of its licensed implants described above and has incorporated elements from those licensed implants into modified implants through its arrangement with the licensor of the original implants. The Company has successfully completed all required testing for this modified implant, and the licensor has submitted a Letter of File for the modifications made to the licensed implants, having determined that no regulatory submissions to FDA are required. The Company intends for this modified implant to be Monogram’s first-generation press-fit implant to be used with its surgical robot, if and when the surgical robot receives clearance from the FDA.

In the first quarter of 2023, Monogram completed a pre-submission meeting with the FDA in relation to its planned 510(k) premarket notification submission for its robot to, among other things, determine whether clinical data will be required with the Company’s 510(k) premarket notification submission for its robot. The FDA requested that the Company file a supplement to the Company’s previously submitted verification and validation plan to address its questions and concerns. The supplemental packet of information was submitted in Q2 2023, and the Company received notification from the FDA that it concluded that the proposed Indications for Use can be compared to the Company’s cited primary predicate device and does not appear to raise a new intended use, but that the agency is still unable to make a determination as to whether clinical data will be required with the 510(k) submission. Monogram completed a pre-submission meeting with the FDA in December 2023 and currently anticipates an additional pre-submission meeting with the FDA in Q2 2024. The Company has presented the FDA with significant portions of its Verification and Validation test plans, including a synopsis of its Clinical Investigation Plan that it intends to conduct outside the United States (“OUS”). The Company has retained an international Contract Research Organization, has identified OUS clinical sites and investigators, and is actively working through the regulatory process. The Company expects OUS approval of clinical testing in 2024 if approved by the regulators. We note that regulators may not approve the proposed clinical testing plan. See the “Regulation” subsection further below for more details.

Regulatory strategy can be dynamic as new facts and opportunities emerge. Our goal is to obtain FDA clearance as quickly and economically as possible. It is management’s interpretation of the FDA’s main cited technical differences of the “active” embodiment of our mBôs system with the predicate that could justify a clinical study to establish substantial equivalence, relates primarily to foot pedal control of the system, i.e., hands-free active cutting. The Company has been exploring the technical feasibility of a semi-active system (an embodiment that would not allow for remote operation) that we anticipate could minimize cited technical differences with our predicate and potentially obviate the need for clinical data with our 510(k) submission. Our preliminary market research suggests surgeons could be receptive to a robot with active and semi-active modalities. The Company is exploring submitting a semi-active modality 510(k) first without clinical data and then submitting for the active modality after obtaining OUS clinical data. This approach is still under investigation but could theoretically be favorable to our commercialization timeline.

Market

According to analysis conducted by Orthoworld in “The Orthopaedic Industry Annual Report” published June 2023, the orthopaedic devices market is highly concentrated, with the top eight market participants accounting for  66% of total sales as of 2022. Monogram’s primary target market, the joint reconstruction market, is even more concentrated, with the top four market participants accounting for approximately 71% of total market sales. Monogram’s first addressable market, knee reconstruction, is likewise consolidated, with the four most significant players controlling 76% of the market and no other company controlling more than 2%. The total joint replacement devices market as of 2022 was approximately $20.01 billion globally. In the United States, the number of total primary hip replacement procedures was estimated to be 581,043, and the number of total primary knee replacements was estimated to be 1,083,061in 2022.

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

According Orthoworld in “The Orthopaedic Industry Annual Report” published June 2023, the reconstructive joint replacement market is expected to grow at an annual rate of between 3.4 and 3.7 percent, with growth driven primarily by an aging population, the obesity epidemic, and developments in advanced materials that have improved the longevity of implants and their efficacy for younger patients. The fastest-growing patient demographic is patients aged 45 to 54 years of age. It should be noted that COVID-19 has had a significant and material adverse impact on the orthopaedic market resulting in substantial demand destruction. These market growth estimates may not adequately reflect the effects of the COVID-19 crisis correctly, and management expects that the market for orthopaedic procedures could shrink and that the adverse impacts could last for an extended period.

Management believes that the market for robotics and surgically prepared press-fit implants will outpace broader market growth primarily because of the limited market penetration of uncemented total knees and the observed growth of the Stryker Corporation, which utilizes navigated robotics and press-fit implants. In particular, management has paid close attention to Stryker’s performance in the CT-based robotically prepared press-fit knee market. The Stryker Corporation markets the MAKO, a robotic-arm assisted technology that uses a CT-based preoperative plan to help surgeons provide patients with a personalized surgical experience. According to Orthopaedic Network News (Vol 34, No 3, September 2023), Stryker has a 75% market share in cementless knee constructs, which, according to the same source, could have as much as a 10% higher average selling price than cemented knee constructs (cemented knee ASP of $4,255 versus cementless knee ASP $4,553). Management believes Stryker’s considerable press-fit market share has been driven in part by the success of the Mako robot.

According to Orthopaedic Network News (Vol 34, No 3, September 2023), Stryker’s share of the robotic joint replacement procedures was 89% in 2022, with the Zimmer Rosa at 8%, DePuy Synthes at 2% and Smith & Nephew Navio systems accounting for less than 1%.. Management believes that this sales outperformance speaks to the distinct technological advantages of the Stryker robotic system. The Stryker Mako robot is currently the only robot that uses a CT-based planning approach combined with a navigated multi-joint cutting arm that features an integrated cutting tool.

Management believes that the market penetration of orthopaedic robotics and uncemented implants remains low. According to Orthopaedic Network News (Vol 43, No 3, September 2023), approximately 18% of knees are uncemented. According to Orthopaedic Network News (Vol 34, No 3, September 2023), approximately 15% of total primary knee replacements are robotic, and 4% of hip replacements are prepared robotically. With robotics accounting for approximately 40% of partial knee replacements, according to the same source, there is considerable room for increased utilization of robotics in joint reconstruction. The Stryker Corporation indicated in a company conference presentation on February 27, 2019, at the SVB Leerink Global Healthcare Conference, that there are 5,000 orthopaedic hospitals in the US, the majority of which they think would be a candidate for at least one robot.

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

Competition

We face competition from large, well-known, and well-established companies in the medical device industry as a whole and specifically in the orthopaedic medical device industry. The top four market participants in the joint replacement devices market are Zimmer Biomet Holdings, Inc., DePuy Orthopaedics, Inc., a Johnson & Johnson company, Stryker Corporation, and Smith & Nephew, Inc. These companies dominate the market for orthopaedic products. These companies, as well as other companies like ConforMIS, Inc., offer implant solutions, including (depending on the competitor) a combination of conventional instruments and generic implants, robotics and generic implants, or patient-specific instruments (“PSI”) and cemented patient-specific implants for use in conventional total and partial orthopaedic replacement surgeries.

Relevant technical considerations for the evaluation of orthopaedic surgical robotics include:

●	The accuracy of the planned tensioned laxity and the post-operative tensioned laxity, i.e. the ability to accurately plan to specific laxity targets;
●	The efficiency of cutting and registration, i.e. robotic surgical time;
●	The invasiveness of tracking arrays and the cost of consumables, i.e. robotic surgical cost;
●	The use of advanced imaging for pre-operative planning; for example, the Mako Robot, which the Stryker Corporation owns, uses a CT scan to develop the pre-operative plan;
●	The degrees of freedom of the robotic system; for example, Monogram is working to commercialize a seven degree-of-freedom robotic arm;
●	The use of a cutting end-effector; some robotic systems do not utilize cutting end effectors but robotically position jigs that constrain the manual instrumentation used to execute the cutting;
●	The use types of cutters; some robotic systems use rotary tools while others use a sagittal saw; each type of cutter has distinct advantages and disadvantages;

●	The execution of the surgical plan; some robotic systems require the user to initiate the cutting and constrain the tool within a virtual cutting boundary, while in other robotic systems, the robot is “active,” i.e., the robot executes preplanned cut paths; and
●	The use of navigation for real-time object tracking (usually with cameras); some robotic systems do not actively track objects in the surgical field.

Currently, we are not aware of any widely commercialized technology that combines navigated surgical robotics with patient-specific press-fit orthopaedic implants or navigated surgical robotics that integrate augmented reality (“AR”) into workflows. To our knowledge, the only use of robotic technology in combination with surgical navigation is to prepare the bone for the placement of generic orthopaedic implants. We also note there appears to be limited integration of AR with surgical robotics in the market, which we are actively working on integrating into our surgical robots. As such, we believe this gives us a competitive advantage. Nonetheless, our competitors and other medical device companies have significant financial resources. They may seek to extend their robotics and orthopaedic implant technology to accommodate the robotic insertion of patient-specific implants. Many of these and other companies also offer surgical navigation systems for use in arthroplasty procedures that provide a minimally invasive means of viewing the anatomical site.

Our Innovative Approach

Monogram’s principal innovation over our competition will be the planned commercialization of a differentiated robotic system and eventually our ability, now in development, to produce robotically inserted press-fit orthopaedic implants rapidly and at scale. The product solution architecture we are developing may, over time, enable the rapid fabrication of optimized robotically inserted orthopaedic implants. Monogram’s robotic system is designed to decrease surgical time, lower placement cost, and enable robotics for many orthopaedic applications, i.e., a platform technology.

The Monogram technology platform consists of a workflow to prepare a patient-specific surgical plan from a CT scan. The CT scan images are pre-processed by proprietary algorithms (also artificial intelligence “AI” or machine learning) to automatically segment the bone from the images, identify the anatomy of clinical interest, identify landmarks of clinical interest, and reconstruct the slices into a 3D model. The output from this processing is the input for our guidance application. The navigated robot executes cut paths that may be optimized for time to surgically prepare the corresponding bone for the high-precision placement of the implants.

We believe that Monogram’s navigated robot features several enhancements that may enhance the user experience compared to the current robots in use. The robot features seven degrees of freedom with control algorithms that leverage the kinematic redundancy of the arm to eliminate the need for intraoperative tool changes and minimize patient repositioning during cutting. Monogram is also trying to reduce surgical time without compromising the accuracy of execution to the greatest extent possible. Monogram has also integrated quick-change capabilities into the robotic system to allow users to leverage the efficiencies of various cutting instruments for different applications; for example, a sagittal saw for large bone removal and a rotary tool for fine finishing and customization. The management team believes that a highly dependable robot that reduces surgical time while executing high accuracy cuts is the highest priority for successful market adoption. In addition, the robotic system integrates Augmented Reality (“AR”) into various robotic workflows such as the registration of tracking arrays to reduce surgical time and minimize the risk of failed registration.

To further improve surgical efficiency the Company is working on its mVision navigation technology. The mVision navigation solution aims to completely eliminate point based registration and reduce the burdens associated with tracking large bone mounted arrays. The current state-of-the-art in navigation requires registration of bone mounted arrays to bony anatomy. Generally the arrays are secured with bi-cortical bone pins that introduce infection and fracture risks, cost, and surgical time. The Company anticipates its mBôs robot will be upgradable with mVision navigation in the future. Notably the Company anticipates that mVision could be marketed as a standalone product.

Press-fit orthopaedic implants are generally understood to perform better when surgeons achieve high initial stability. Stability may depend on design features and a tight fit. It is not always straightforward to design implants that surgeons can easily insert or remove (in a revision) while remaining highly stable. Monogram will design its second-generation press-fit implants to maximize cortical contact and, therefore, stability while remaining insertable. Monogram will design its future implants to reconstruct the patient’s native anatomy as closely as possible. A challenge with press-fit orthopaedic implants is removal. For example, surgeons may need to remove (also revise) implants that become infected. Monogram is working on developing highly stable implants that surgeons can easily remove in a revision without causing significant damage to the remaining bone.

Monogram intends to launch its robotic system with generic press-fit implants that are insertable with manual instrumentation. In the future, assuming a successful launch with its generic implant system, Monogram intends to develop and potentially commercialize patient-optimized designs with features such as those described above.

For example, with generic implants in hips, manual bone preparation can contribute to periprosthetic fracture, dislocation, leg length inequality, subsidence and early loosening, and suboptimal function outcomes. With generic knee implants, aseptic loosening of the tibial component and malalignment can be reasons for failure. Current hip stems, for example, can have limited options to restore anatomy. For instance, most implants are available in only two widths despite wide human anatomic variations. Generic implants can be geometric instead of organic in shape, limiting the amount of direct bone contact required for initial stability and long-term biological fixation. There is currently no commercially viable way to produce implants matching both the internal bone cavity and the external biomechanics of the joint. The challenges of designing implants that restore anatomy, are highly stable, and easily revisable are significant. There are currently limited methods for precisely sculpting an implant’s exact complement in the bone.

Our surgical approach will attempt to use additively manufactured (“AM”) press-fit tibial knee implants that require robotically milled complementary cavities to be insertable. For our first generation of patient optimized products, we will be combining a novel Monogram tibial design with a licensed generic femoral implant, inserts, and locking mechanism to reduce the initial complexity of the development. To try to reduce the regulatory risk, we will be making the first-generation implant insertable with manual instrumentation and robotically so that we can submit the  robot and any newly designed, second-generation implants requiring 510(k) premarket clearance to the FDA as separate submissions. Monogram is a pre-commercialization company that has not yet validated our manufacturing method or the clinical efficacy of our products. Our ability to commercialize certain aspects of our technology may affect the scope of development and capabilities. The commercial implementations of our designs may differ considerably from the initial design concepts. For example, cutting titanium is challenging and may require design adjustments. The goal of our implants is to more accurately restore patient anatomy and mitigate some of the potential causes of failure described above. We have conducted preliminary testing that we interpret to support our hypothesis that more accurate restoration of patient anatomy and robotic bone preparation of patient-specific implants may improve initial stability, and we believe to warrant further research. We will continue to focus our development efforts on high accuracy, time-efficient robotic execution. Our testing will likely include benchtop comparisons with implants that may represent the existing standard of care as a benchmark to demonstrate that our implants’ initial stability shows less micromotion than their generic counterparts.

Furthermore, validation of the mechanical strength of our products is critically important to our success. In addition to stability testing, our R&D efforts will also test the mechanical strength requirements mandated by the FDA. Considerable work remains to validate our implant designs. For these reasons, our initial launch will couple a generic press-fit implant also insertable with manual instrument with our robotic system, if and when the robotic system receives 510(k) premarket clearance. Robotic bone preparation for the insertion of implants is challenging and requires many technical steps; for example, the robot must be properly calibrated, the patient bone must be accurately correlated to the pre-operative plan, and the robotic arm control must efficiently execute the plan, etc. Numerous sources of error make it challenging to prepare bone with sufficient accuracy. Our robot, the KUKA LBR Med, has never been used and is not approved or cleared for this application. We have found that preparing bone for implant placement is highly challenging, even in simulated bone specimens. In addition, it is imperative to prove the stability of our system over a range of scenarios and under rigorous use.

Management believes that the Monogram equipment may be cheaper and more capital efficient than traditional knee and hip replacement systems. For example, the Mako robot produced by Stryker Corporation is the dominant leader in navigated surgical robotics, with approximately 1,500 robots installed globally (Q4 2022 earnings call). Further, in public information from a Q3 2018 Stryker Corp Earnings Call, Stryker established that it was selling its Mako robots for $1,000,000 while reporting gross profit margins on its robot sales of 62%. Our management believes that this could imply a production cost of approximately $380,000 per robot. We estimate, although we cannot guarantee, that the cost to produce our robotic system will be below this cost. Investors should note that our assumptions about the production costs of Stryker may be inaccurate or may not be current. Furthermore, management would expect that any larger and more established competitors in the market would be better positioned to discount their products than Monogram.

Sales & Orders

The specific sales process for each of our product categories is as follows:

Surgical Robot with End-Effectors

Generally, the Company must identify a surgeon within the organization willing to advocate for the hospital to purchase capital equipment. Orders are placed by hospital finance and buying departments in advance of any surgical procedures. Cost is often a significant objection to purchase. Monogram intends to address this objection by offering high-performing equipment at a competitive price. Some of Monogram’s competitors offer hospitals financing options for large equipment purchases. Monogram will explore offering financing options. Investors should note that Monogram may incur losses from the initial placement of robotic systems at discounted prices.

Monogram intends to distribute its products initially through independent distributors and contractors. We will be trying to secure contracts with national group purchasing organizations, although we cannot guarantee favorable agreements will be secured. Monogram will also likely sell service contracts and extended warranties.

Cutting Tools and Navigation Consumables

Consumable equipment is generally billed on a per-use basis and associated with the specific surgical case for which they were used. Generally, the hospital takes stock of consumed materials which Monogram bills.

Technology Platform

Monogram will license its technology platform to hospitals, which will provide those hospitals with access to Monogram’s surgeon planning portal. The motion control and intra-operative control algorithms are embedded as part of the robotic surgical system.

Implants

Initially, Monogram intends to commercialize its robotic surgical system with generic implants also insertable with manual instrumentation. Generally, a Monogram sales representative or Monogram affiliate (for example, a distributor) will support every case in person. Together with the representative, the hospital staff records the implants and materials used during the case, and the hospital issues a purchase order for these items.

Marketing

We plan to attend various orthopaedic trade shows and marketing events to showcase our product pipeline to promote our Company. One of the most significant annual industry events is the American Academy of Orthopaedic Surgeons. The Company intends to commercialize its products both in the United States and internationally. The Company is actively preparing to initiate a clinical trial outside the United States and expects to distribute its products outside the US with the support of established orthopedic distributor(s). The Company anticipates that clinical data obtained outside the United States will be helpful for its 510(k) submission in the United States. The Company plans to market its products directly in the United States following approval. The Company has a growing number of surgeons that it has retained to support its regulatory requirements.

Design

Initially, provided Monogram receives 510(k) premarket clearance for its robotic surgical system, it will commercialize this robotic system with generic, first-generation  implants that are insertable robotically or with manual instrumentation. The generic implants will be press-fit and based on upgrades to certain licensed implant components. The modifications to the licensed implant components were accomplished through submission of a Letter to File by the licensor of the implants, rather than a new regulatory submission.  The licensed implants, the basis for the first generation Monogram implants, are cleared for sale by the FDA with an established clinical track record. The implant set will consist of six femur sizes, seven tibial sizes, five patella sizes, and seven insert thicknesses in 2mm increments between 10 to 22mm. Both the femur and tibia come in left and right versions. The implants will be insertable with a complete instrument set. These implants are pre-designed and will only require manufacture and distribution to reach the end customer, although preoperative case planning may lessen inventory burdens, even with generic implants.

The next generation of Monogram press-fit implant designs will seek to optimize for initial stability. Monogram intends to use raw CT images to guide this process. Monogram intends to utilize technology to determine the implant designs for which it will seek to develop and commercialize. Monogram may combine specific existing generic implant components with specific proprietary monogram components. For example, for knees, we may combine our tibial component with a generic locking mechanism, insert, and femoral component. For hips, we may combine a Monogram hip stem with other generic components of the total hip implant system, such as the head, liner, and acetabular cup. Monogram will be producing a proprietary tibia, but the other components of the total knee replacement (femoral implant and plastic insert) may be standard. We will not develop a custom femur or inserts for the next generation Monogram knee. Monogram intends to focus its development efforts only where management believes there is a clear potential to drive clinical benefits from technology advances.

Manufacturing

The first-generation cementless generic implants will be manufactured from medical grade cast Cobalt Chromium-Molybdenum alloy per ASTM F75 and coated on the bone facing side with sintered asymmetric CoCr beads to provide a rough-textured coating to support bone ingrowth. They will also be offered with the asymmetric bead surface coated with commercially pure Titanium deposited via a plasma vapor deposition (PVD) process. An established ISO13485 manufacturer will manufacture our implants.

The next-generation implant designs will be 3D printed out of titanium. Our titanium implants will be a biocompatible medical-grade titanium alloy with a chemical composition corresponding to ISO 5832-3, ASTM F1472, and ASTM B348. Our implants will either be manufactured by an established ISO 13485 contract manufacturer and compliance with the Quality System Regulations related to medical devices or the medical technology partner from which we have licensed certain implant components. The Company is in discussions with development and manufacturing companies for these services.

Manufacturing of our surgical robots, navigation consumables, and cutting tools will be outsourced to well-established FDA-registered ISO 13485 approved manufacturers with proven quality management systems. Our robot arm is the LBR Med, which the KUKA Robotics Corporation manufactures.

Quality Control and Dispatch

Our proposed distribution model contemplates using a distribution facility to ship our products to customers. Such facilities will receive final products from our suppliers that their respective quality management systems have approved. Our distribution facility would then conduct a final inspection of the products and, once approved, ship them to our customers. Our distribution facility may assemble or repackage certain of these components for shipment.

Monogram may receive and inventory certain items. Monogram has a Quality Management System (QMS) and has implemented Material Requirements Planning (MRP) software (Netsuite) to ensure the team follows proper quality control processes.

Our Market

We intend to market our products to orthopaedic surgeons, hospitals (or other medical facilities), and patients globally. Our ideal customers are hospitals and outpatient facilities in high population metropolitan regions that employ high-volume technology-focused surgeons.

As noted above under “Sales and Orders Marketing,” we have sold a single unit of our mBôs surgical robot to a large international distributor. The Company does not anticipate additional international sales prior approval of the clinical study and appropriate regulatory approvals. We intend to distribute our products internationally with the support of large, well-established distributors who are better suited to understand local market dynamics and regulations. In the United States we plan to distributor our products directly. The Company is considering including clinical data obtained outside the United States with its 510(k) submission.

In the United States, provided we obtain FDA approval for our surgical robotic system successfully, which we cannot guarantee at this time, we intend to market and sell our products in the United States through direct sales representatives, independent sales representatives, and distributors. We intend to try and enter contractual arrangements with national Group Purchasing Organizations that may contract with hospitals and outpatient facilities to source products.

Research and Development

Currently, the Company has several research and development (“R&D”) initiatives underway. These initiatives include interoperable cutting with a rotary tool or a sagittal saw. We currently have six (6) robot arms and eleven (11) navigation systems used for R&D initiatives. In addition, Monogram is developing novel methods of registration and tracking (mVision). On December 28, 2021, the Company received an award notice from the National Science Foundation for its SBIR Phase I proposal for the “Development of a tracking system for computer-assisted surgery” for a total intended award amount of $256,000. In 2023 the Company submitted a Phase II SBIR proposal to continue its navigation research. Much of our current research relates to autonomous robotic execution and reducing the speed of robotic execution without compromising accuracy.

The Company is also exploring the technical feasibility of a semi-active system (an embodiment that would not allow for remote operation) that we anticipate could minimize cited technical differences with our predicate and potentially obviate the need for clinical data with our 510(k) submission. Our preliminary market research suggests surgeons could be receptive to a robot with active and semi-active modalities. The Company is exploring submitting a semi-active modality 510(k) first without clinical data and then submitting for the active modality after obtaining OUS clinical data. This approach is still under investigation but could theoretically be favorable to our commercialization timeline.

In 2020, the majority of our R&D expenses were related to costs incurred developing and testing our robotic system, specifically active cutting with a rotary tool. In 2021, the majority of our R&D-related expenses were related to the research and testing of our robotic system, specifically active cutting with a sagittal saw. During testing and based on surgeon feedback, it became evident that interoperable cutting with a rotary tool or a sagittal saw would likely be necessary to execute cuts efficiently. The majority of our 2021 R&D expenses were in connection with several R&D initiatives commenced in 2021, including novel registration methods, testing various cutting configurations of our robotic end-effectors, testing alternative methods of robotic navigation, testing and optimizing cutting instrumentation and tooling, and performance testing of our surgical robot and related surgical workflows. In 2022, the majority of our R&D expenses were related to the development of our robotic surgical system and preparations for our planned 510(k) submission for our surgical robot with the FDA. In 2023, we continued spending at elevated levels on R&D as we continued our development. We continued our research, such as cadaveric studies of our robotic system and knee implants, the development of our registration and preoperative planning, the development of our surgical navigation systems, the development of our guidance applications, and continued development and testing of our surgical navigation systems our implants. We completed the Development phase of the FDA prescribed product development process and began the Verification and Validation phases.  We  expect to complete these phases in the first half of 2024.  In parallel the Company has retained an international Contract Research Organization, has identified OUS clinical sites and investigators, and is actively working through the regulatory process. The Company expects OUS approval of clinical testing in 2024 if approved by the regulators. We note that regulators may not approve the proposed clinical testing plan.

The Company has installed a 352 square foot cadaver lab in its Austin facility to support its research and development initiatives. The cadaver lab has a dedicated surgical robot and navigation system that engineers use to support testing and product development. Monogram currently has seven surgeons under contract to support our engineers with subject matter expertise, design input, and testing services. In October 2020, we held our first successful cadaver lab test with members of our surgeon panel. The Company continues to conduct cadaver labs regularly.

While our initial focus is total knee replacements, we are also investigating shoulders, hips, partial knee, ankles, and spine applications for our technology. We have not expended any material funds on these investigations and have not begun development on any products related to shoulders, ankles, or spine treatments. We note that there may be applications for components of our system. For example, with our registration algorithm, we have demonstrated registration of synthetic spine models.

Employees

As of the date of this Form 10-K, the Company has 28 full-time employees, 26 of which primarily work out of our headquarters at 3913 Todd Lane, Suite 307, Austin, TX 78744.

Advisors

Monogram has recruited approximately 10 practicing surgeons to support our development and validation efforts and provide practical user input. The company is actively recruiting additional surgeons for its verification testing and anticipates it will have 15 or more surgeons on contract in the first half of 2024. These surgeons currently practice at orthopaedic centers such as The Orthopaedic Specialty Center of Northern California, Orthopaedic Specialists of Austin, and Columbia University Columbia University Irving Medical Center.

These advisors are engaged pursuant to consulting agreements. The terms of these agreements vary on a case-by-case basis, but in general, advisors receive hourly cash compensation (approximately $400 per hour) and stock options for their services to our Company. Advisors agree to provide a minimum number of service hours to Monogram per year on a case-by-case basis. Monogram retains the rights to any work products (intellectual property or otherwise) created by these advisors. These advisors are not employees of Monogram.

Intellectual Property

The Company has developed its own intellectual property and has also licensed intellectual property from Mount Sinai. All intellectual property licensed from Mount Sinai includes named inventors that are affiliates of Mount Sinai – for example, Dr. Unis.

Information on patent filings by the Company and/or licensed from Mount Sinai is provided below:

The following patents have been issued:

Jurisdiction	Title	Serial No. Filing Date	Licensed from Mt. Sinai	Patent No. Issue Date	Status
U.S.	Apparatus, Method and System for Providing Customizable Bone Implants	16/153,334 10/05/2018	Yes	10,945,848 03/16/2021	Granted
Australia	Apparatus, Method and System for Providing Customizable Bone Implants	2017248357 04/07/2017	Yes	2017248357 09/15/2022	Granted
U.S.	Apparatus, Method and System for Providing Customizable Bone Implants	17/176,653 02/16/2021	Yes	11,517,440 12/06/2022	Granted
Australia	A System and Method for Interaction and Definition of Tool Pathways for A Robotic Cutting Tool	2020280022 05/20/2020	Yes	2020280022 11/24/2022	Granted
Australia	Robot Mounted Camera Registration and Tracking System for Orthopedic and Neurological Surgery	2020282347 05/29/2020	Yes	2020282347 01/27/2023	Granted
Europe	Apparatus, Method and System for Providing Customizable Bone Implants	17779938.4 04/07/2017	Yes	3439584 10/11/2023	Granted
U.S.	Apparatus, Method and System for Providing Customizable Bone Implants	18/061,814 12/05/2022	Yes	Pending

The filed patent applications include the following pending applications and PCT priority applications:

Jurisdiction	Title	Serial No. Filing Date	Licensed from Mt. Sinai	Status
Australia	Apparatus, Method and System for Providing Customizable Bone Implants	2022224869 09/02/2022 (04/07/2017)	Yes	Pending
Canada	Apparatus, Method and System for Providing Customizable Bone Implants	3,020,362 04/07/2017	Yes	Pending
U.S.	Apparatus, Method and System for Providing Customizable Bone Implants	18/061,814 12/05/2022	Yes	Pending
PCT	A System and Method for Interaction and Definition of Tool Pathways for A Robotic Cutting Tool	PCT/US2020/33810 05/20/2020	Yes	Complete
U.S.	A System and Method for Interaction and Definition of Tool Pathways for A Robotic Cutting Tool	17/455,822 11/19/2021	Yes	Pending
Australia	A System and Method for Interaction and Definition of Tool Pathways for A Robotic Cutting Tool	2022268383 05/20/2020	Yes	Pending
Canada	A System and Method for Interaction and Definition of Tool Pathways for A Robotic Cutting Tool	3,141,156 05/20/2020	Yes	Pending
Europe	A System and Method for Interaction and Definition of Tool Pathways for A Robotic Cutting Tool	20809508.3 05/20/2020	Yes	Pending
U.S.	Customized Tibial Trays Contactable with An Underlying Cortical Bone, Methods, and Systems for Knee Replacement	17/460,943 08/30/2021	Yes	Pending
PCT	Customized Tibial Trays Contactable with An Underlying Cortical Bone, Methods, and Systems for Knee Replacement	PCT/US2020/20279 02/28/2020	Yes	Complete
Australia	Customized Tibial Trays Contactable with An Underlying Cortical Bone, Methods, and Systems for Knee Replacement	2020229371 02/28/2020	Yes	Pending
Canada	Customized Tibial Trays Contactable with An Underlying Cortical Bone, Methods, and Systems for Knee Replacement	3,131,343 02/28/2020	Yes	Pending
Europe	Customized Tibial Trays Contactable with An Underlying Cortical Bone, Methods, and Systems for Knee Replacement	20763146.6 02/28/2020	Yes	Pending
PCT	Customized Tibial Trays Contactable with An Underlying Cortical Bone, Methods, and Systems for Knee Replacement	PCT/US2021/33102 05/19/2021	Yes	Complete
U.S.	Customized Tibial Trays Contactable with An Underlying Cortical Bone, Methods, and Systems for Knee Replacement	18/057,404 11/21/2022	Yes	Pending
Australia	Customized Tibial Trays Contactable with An Underlying Cortical Bone, Methods, and Systems for Knee Replacement	2021276381 05/19/2021	Yes	Pending
Canada	Customized Tibial Trays Contactable with An Underlying Cortical Bone, Methods, and Systems for Knee Replacement	3,182,020 05/19/2021	Yes	Pending
Europe	Customized Tibial Trays Contactable with An Underlying Cortical Bone, Methods, and Systems for Knee Replacement	21808537.1 05/19/2021	Yes	Pending
Japan	Customized Tibial Trays Contactable with An Underlying Cortical Bone, Methods, and Systems for Knee Replacement	2022-571351 05/19/2021	Yes	Pending

Korea	Customized Tibial Trays Contactable with An Underlying Cortical Bone, Methods, and Systems for Knee Replacement	10-2022-7044310 05/19/2021	Yes	Pending
U.S.	Robot Mounted Camera Registration and Tracking System for Orthopedic and Neurological Surgery	17/456,989 11/30/2021	Yes	Pending
PCT	Robot Mounted Camera Registration and Tracking System for Orthopedic and Neurological Surgery	PCT/US2020/35408 05/29/2020	Yes	Complete
Australia	Robot Mounted Camera Registration and Tracking System for Orthopedic and Neurological Surgery	2023200152 01/12/2023 (05/29/2020)	Yes	Pending
Canada	Robot Mounted Camera Registration and Tracking System for Orthopedic and Neurological Surgery	3,141,828 05/29/2020	Yes	Pending
Europe	Robot Mounted Camera Registration and Tracking System for Orthopedic and Neurological Surgery	20813577.2 05/29/2020	Yes	Pending
U.S.	Custom Hip Design and Insertability Analysis	17/503,536 10/18/2021	Yes	Pending
PCT	Custom Hip Design and Insertability Analysis	PCT/US2020/028499 04/16/2020	Yes	Complete
Australia	Custom Hip Design and Insertability Analysis	20202573910 04/16/2020	Yes	Pending
Canada	Custom Hip Design and Insertability Analysis	3,137,029 04/16/2020	Yes	Pending
Europe	Custom Hip Design and Insertability Analysis	20791627.1 04/16/2020	Yes	Pending
U.S.	Registration and/or Tracking of a Patient’s Bone Employing a Patient Specific Bone Jig	17/932,839 09/16/2022	Yes	Pending
PCT	Registration and/or Tracking of a Patient’s Bone Employing a Patient Specific Bone Jig	PCT/US2021/022524 03/16/2021	Yes	Complete
Australia	Registration and/or Tracking of a Patient’s Bone Employing a Patient Specific Bone Jig	2021239854 03/16/2021	Yes	Pending
Canada	Registration and/or Tracking of a Patient’s Bone Employing a Patient Specific Bone Jig	3,176,080 03/16/2021	Yes	Pending
Europe	Registration and/or Tracking of a Patient’s Bone Employing a Patient Specific Bone Jig	217722880.0 03/16/2021	Yes	Pending
Japan	Registration and/or Tracking of a Patient’s Bone Employing a Patient Specific Bone Jig	2022-556656 03/16/2021	Yes	Pending
Korea	Registration and/or Tracking of a Patient’s Bone Employing a Patient Specific Bone Jig	10-2022-7036076 03/16/2021	Yes	Pending
U.S.	Navigational and/or Robotic Tracking Methods and Systems	18/064,732 12/12/2022		Pending
PCT	Navigational and/or Robotic Tracking Methods and Systems	PCT/US2021/036985 06/11/2021		Complete
Australia	Navigational and/or Robotic Tracking Methods and Systems	Awaiting No. 06/11/2021		Pending
Canada	Navigational and/or Robotic Tracking Methods and Systems	Awaiting No. 06/11/2021		Pending
Europe	Navigational and/or Robotic Tracking Methods and Systems	Awaiting No. 06/11/2021		Pending
Japan	Navigational and/or Robotic Tracking Methods and Systems	Awaiting No. 06/11/2021		Pending
Korea	Navigational and/or Robotic Tracking Methods and Systems	Awaiting No. 06/11/2021		Pending
PCT	Fast, Dynamic Registration with Augmented Reality	PCT/US2023/060029 01/03/2023		Pending

PCT	Data Optimization Methods for Dynamic Cut Boundary	PCT/US2023/060066 01/04/2023		Pending
PCT	Optimized Cutting Tool Paths for Robotic Total Knee Arthroplasty Resection Systems and Methods	PCT/US2023/061151 01/24/2023		Pending
PCT	Robotic Systems with Vibration Compensation, And Related Methods	PCT/US2023/061119 01/23/2023		Pending
PCT	Active Robotic Systems with User Controller	PCT/US2023/061201 01/24/2023		Pending
PCT	Surgical Cutting Tools and Cutting Tool Attachment Mechanisms, and Related Systems and Methods	PCT/US2023/060144 01/05/2023		Pending
PCT	Cart Stabilization System, Rolling Cart Elements and Methods of Using Same	PCT/US2023/061141 01/24/2023		Pending
PCT	Implant Placement Guides and Methods	PCT/US2023/062713 02/16/2023	Yes	Pending
U.S.	Markerless Tracking with Spectral Imaging Camera(s)	63/379,834 10/17/2022		Pending
U.S.	Robotic Surgery System Layouts and Related Methods	63/488,973 03/07/2023		Pending
U.S.	Markerless Tracking	63/498,504 04/26/2023		Pending
U.S.	Markerless Tracking Approaches and Related Devices	63/501,022 05/09/2023		Pending
U.S.	Markerless Tracking and Latency Reduction Approaches, and Related Devices	63/504,285 05/25/2023		Pending
U.S.	Soft Tissue Balance In Navigated Total Knee Arthroplasty	63/551,617 02/09/2024		Pending
U.S.	Hand Simulated Cutting	63/551,619 02/09/2024		Pending
U.S.	Soft Tissue Balance In Navigated Total Knee Arthroplasty	63/552,243 02/12/2024		Pending

Software License

On April 16, 2021, Monogram licensed certain proprietary software and technology assets for a one-time fee of $625,000 from a surgical robotics company. On April 22, 2021, Monogram licensed certain proprietary software and technology assets for a one-time fee of $350,000 from the same surgical robotics company. These licenses required only the one-time payments listed above and provide Monogram with a worldwide, non-exclusive license to use the licensed technology and software in perpetuity.

Before licensing these software and technology assets, Monogram had been internally developing similar software and technology assets for its surgical robotic platform and surgical workflow. However, Monogram believes that licensing this software and technology provides a quicker and more efficient solution than developing similar technology in-house. The former CTO of the same surgical robotics company joined Monogram as the VP of Engineering on April 5, 2021.

Regulation

United States

The Food and Drug Administration (the “FDA”) regulates medical products and devices in the United States and those devices are regulated by foreign government agencies for devices sold internationally. The Federal Food, Drug, and Cosmetic Act and regulations issued by the FDA regulate testing, manufacturing, packaging, and marketing of medical devices. Under the current regulations and standards, we believe that our products and devices are subject to general controls, including compliance with labeling and record-keeping rules. In addition, our medical devices require pre-market clearance, which for our products and devices will require a 510(k) pre-market notification submission.

Further, our manufacturing processes and facilities are subject to regulations, including the ‘FDA’s Quality System Regulations (“QSR”). These regulations govern how we manufacture our products and maintain documentation for manufacturing, testing, and control activities. In addition, to the extent we manufacture and sell products abroad, those products are subject to those countries’ relevant laws and regulations.

FDA and various state agencies also regulate the labeling of our products and devices, promotional activities, and marketing materials. Violations of regulations promulgated by these agencies may result in administrative, civil, or criminal actions against us by the FDA or governing state agencies.

As of the date of this Form 10-K, Monogram has not yet received clearance from FDA to market its products in the United States or from any other regulatory agency to market its products internationally. As such, the Company is not currently selling or distributing any products currently under review by the FDA. Monogram has licensed certain FDA-cleared implants that it intends to market with its surgical-robotic system at such a time as such system is FDA cleared. In the first quarter of 2023, Monogram participated in a pre-submission meeting with the FDA concerning its planned 510(k) pre-market notification submission for its robot. The primary purpose of the meeting was to determine the sufficiency of the Company’s verification and validation plan and to determine whether clinical data will be required with the Company’s 510(k) pre-market notification submission for its robot. The Company has made three subsequent submissions to the FDA under the Pre-submission Program. The Company has received notification from the FDA that the proposed Indications for Use can be compared to our cited primary predicate device and does not appear to raise a new intended use, but that they are still unable to make a determination as to whether clinical data will be required with the 510(k) submission. Monogram completed a pre-submission meeting with the FDA in December 2023 and anticipates an additional pre-submission meeting with the FDA in Q2 2024. The Company has presented the agency with significant portions of its Verification and Validation test plans, including a synopsis of its Clinical Investigation Plan that it intends to conduct outside the United States (“OUS”). The Company has retained an international Contract Research Organization, has identified OUS clinical sites and investigators, and is actively working through the regulatory process. The Company expects OUS approval of clinical testing in 2024 if approved by the regulators. We note that regulators may not approve the proposed clinical testing plan. If the FDA advises us that clinical data will be required in connection with our submission, it will materially negatively impact our timeline to FDA submission of our 510(k) pre-market notification for our robot, leading to a significant delay, and would also significantly increase the expected costs with obtaining FDA clearance of our robot.

Outside of the United States

For our first international market the Company has retained an international Contract Research Organization, and has identified OUS clinical sites and investigators, and is actively working through the regulatory submission process. The Company expects OUS approval of clinical testing in 2024 if approved by the regulators. We note that regulators may not approve the proposed clinical testing plan. The Company does not have regulatory expertise in markets outside the United States and is heavily reliant on input from the Contract Research Organization and local distributors.

Acquisition Opportunities

We do not have any current plans to acquire the assets or operation of other entities, but we believe that opportunities may become available. Should there be an opportunity to make an acquisition, our goal would be to ensure that the assets or operations to be acquired are a good fit and that the acquisition terms align with the Company’s interests. Acquisitions would likely be in the form of cash and equity. The cash portion of any acquisition would likely come from obtaining financing from lenders or future equity financing rounds, neither of which have been identified or may become available on terms favorable to us, if at all. Such financing would require that the Company take on new expenses related to servicing new debt or broker commission fees. Any equity used for an acquisition would come from issuing additional shares of the Company’s stock in exchange for the stock of the acquired entity. The issuance of stock would likely occur in a transaction that is not registered with the Commission and could result in the dilution of the investors in our offering. Additionally, investor consent would not be sought if the Company had sufficient authorized shares available.

Litigation

From time to time, the Company may be involved in a variety of legal matters that arise in the normal course of business. The Company is not currently involved in any material litigation, and its management is not aware of any pending or threatened material legal actions relating to its intellectual property, conduct of its business activities, or otherwise.

Following our listing on Nasdaq, a former investor filed suit against the Company and its Transfer Agent in July 2023 in New York County Supreme Court. Both the Company and our Transfer Agent believe the claim is without merit and are seeking dismissal of the action, most recently filing a Reply Memorandum of Law in Support of Renewed Motion to Dismiss on February 13, 2024.

See “Risk Factors” for a summary of risks our Company may face in relation to litigation against our Company.

The Company’s Property

The Company leases office space at 3913 Todd Lane, Suite 307, Austin, TX 78744, which serves as its headquarters. Monogram intends to lease distribution facilities in the future. On March 14, 2022, the Company amended its lease to include the adjacent Suite 308, which currently houses its cadaver lab.

Corporate Information

Monogram Orthopaedics, Inc. was incorporated under the laws of the State of Delaware on April 21, 2016. Our offices are located at 3913 Todd Lane, Suite 307, Austin, TX 78744. Our Company website is www.monogram.com. The information provided on or accessible through our website or any other website referred to in this Form 10-K is not part of this Form 10-K.

Available Information

Our website is www.monogram.com. Available on this website, free of charge, are our annual reports, quarterly reports, and current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

The SEC requires the Company to identify risks that are specific to its business and its financial condition. The Company is still subject to all the same risks that all companies in its business, and all companies in the economy, are exposed to. These include risks relating to economic downturns, political and economic events, and technological developments (such as cyber-attacks and the ability to prevent such attacks). Additionally, early-stage companies are inherently riskier than more developed companies, and the risk of business failure and complete loss of your investment capital is present. You should consider general risks as well as specific risks when deciding whether to invest. If any of the risks described below actually occur, our business could be materially and adversely affected. In that event, the market price of our Common Stock could decline, and you could lose part or all of your investment.

Risks Related to Our Company

We have a limited operating history upon which you can evaluate our performance. Accordingly, our prospects must be considered in light of the risks that any new company encounters. Our Company was incorporated under the laws of the State of Delaware on April 21, 2016. Accordingly, we have limited history upon which an evaluation of our prospects and future performance can be made. The likelihood of our creation of a viable business must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the time required to obtain 510(k) premarket clearance for and commercialize FDA regulated products, operation in a competitive industry, and the continued development of advertising, promotions, and a corresponding client base. We anticipate that our operating expenses will increase in the near future, and there is no assurance that we will be profitable in the near future. You should consider our business, operations, and prospects in light of the risks, expenses, and challenges faced as an emerging growth company.

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our Company. Our ability to become profitable depends primarily on our ability to develop medical devices, to obtain regulatory clearance for such medical devices, and if cleared, to successfully commercialize our devices, our research and development (“R&D”) efforts, including the timing and cost of clinical trials if needed; and our ability to enter into favorable alliances with third-parties who can provide substantial capabilities in clinical development, regulatory affairs, sales, marketing and distribution.

Even if we successfully develop and market our medical devices, we may not generate sufficient or sustainable revenue to achieve or sustain profitability, which could cause us to cease operations and cause you to lose all of your investment.

We have no products approved for commercial sale, have generated minimal revenues related to OUS opportunities and may never achieve significant revenues or profitability, which could cause us to cease operations. We have no products approved or cleared for commercial sale in the United States. To date, we have  generated  minimal  revenue from our products. Our ability to generate material revenues depends heavily on (a) successful completion of one or more development programs leading to submission of an acceptable 510(k) medical device clearance application to FDA; (b) our ability to seek and obtain 510(k) premarket clearances, including, without limitation, with respect to the indications we are seeking; (c) successful commercialization of our product candidates; and (d) market acceptance of our products. There are no assurances that we will achieve any of the forgoing objectives. Furthermore, our product candidates are in the verification stage, and have not been evaluated in human clinical trials. If we do not successfully develop and commercialize our product candidates, we will not achieve revenues or profitability in the foreseeable future, if at all. If we are unable to generate revenues or achieve profitability, we may be unable to continue our operations.

We will need to outsource and rely on third parties for various aspects relating to the development, manufacture, distribution, and sale and marketing of our products as well as in connection with assisting us in the preparation and filing of our FDA 510(k) premarket clearance submissions(s). For example, the robot arm that we use for our surgical robots is the LBR Med, which KUKA Robotics Corporation manufactures. If KUKA Robotics Corporation decided to terminate its business relationship with us, or discontinued production of this robot arm, it could result in significant time, effort, and expense to find a suitable alternative for our surgical robots, and could negatively impact our current timelines with respect to developing and commercializing our product candidates. If problems develop in our relationships with this or other third parties, or if such parties fail to perform as expected, it could lead to delays or lack of progress in obtaining FDA 510(k) premarket clearance, significant cost increases, and even failure of our product initiatives.

Our technology is not yet fully developed, and there is no guarantee that we will successfully develop our technology. Monogram is developing sophisticated technology that will require significant technical and regulatory expertise to develop and commercialize. If we are unable to develop and commercialize our technology and products successfully, it will significantly affect our viability as a Company.

We are subject to substantial governmental regulation relating to the manufacturing, labeling, and marketing of our developmental products, and will continue to be for the lifetime of our Company. The FDA and other governmental authorities in the United States and internationally regulate the manufacturing, labeling, marketing, distribution, and various other aspects of our products. The process of obtaining regulatory clearance to market a medical device can be expensive and lengthy, and products may take a long time to be reviewed and cleared, if they are cleared at all. Even if we are able to obtain 510(k) premarket clearance and have completed all other steps needed to commercialize our product candidates, if we or any contracted third party that we select fails to comply with the FDA’s regulations, the manufacturing and distribution of a product candidate(s) could be interrupted and adversely affect our ability to operate. Our compliance with the quality system, medical device reporting regulations, and other laws and regulations applicable to the manufacturing of products within our facilities and those contracted by third parties is subject to periodic inspections by the FDA and other governmental authorities. Complying with regulations, and, if necessary, remedial actions can be significantly expensive. Failure to comply with applicable regulatory requirements may subject us to a range of sanctions, including substantial fines, warning letters that require corrective action, product seizures, recalls, halting product manufacturing, revocation of clearances, exclusion from future participation in government healthcare programs, substantial fines, and criminal prosecution. In certain cases, federal and state authorities may pursue actions for unlawful pre-market commercialization of unapproved or non-cleared products. Pursuant to FDA regulations, we can only market our cleared or approved products and only for cleared or approved uses. If it is determined that our conduct or activities to develop and eventually commercialize our product candidates constitutes unlawful pre-market promotion or commercialization of our product candidates, we could be subject to significant fines in addition to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, criminal penalty, and/or damage to our reputation.

We are subject to federal and state healthcare regulations and laws relating to anti-bribery and anti-corruption, and non-compliance with such laws could lead to significant penalties. State and federal anti-bribery laws, and healthcare fraud and abuse laws dictate how we conduct the relationships that we and our distributors and others that market our products have with healthcare professionals, such as physicians and hospitals. We also must comply with a variety of other laws that protect the privacy of individually identifiable healthcare information. These laws and regulations are broad in scope and are subject to evolving interpretation, and we could be required to incur substantial costs to monitor compliance or to alter our practices if we are found not to be in compliance. In addition, violations of these laws may be punishable by criminal or civil sanctions, including substantial fines, imprisonment of current or former employees, and exclusion from participation in governmental healthcare programs.

Government regulations and other legal requirements affecting our Company are subject to change. Such change could have a material adverse effect on our business. We operate in a complex, highly regulated environment. The numerous federal, state and local regulations that our business is subject to include, but are not limited to: federal and state registration and regulation of medical devices;

applicable governmental payor regulations including Medicare and Medicaid; data privacy and security laws and regulations including those under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”); the Affordable Care Act (“ACA”) or any successor to that act; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; regulations regarding medical device safety and efficacy including those of the FDA, federal laws regarding advertising and promotion of our products, and consumer protection and safety regulations including those of the Consumer Product Safety Commission, as well as state regulatory authorities, governing the availability, sale, advertisement and promotion of products we sell; federal and state laws governing health care fraud and abuse; anti-kickback laws; false claims laws; and laws against the corporate practice of medicine. The FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.

Changes in laws, regulations, and policies and the related interpretations and enforcement practices may significantly affect our cost of doing business as we endeavor to maintain compliance with such new policies and laws. Changes in laws, regulations, and policies and the related interpretations and enforcement practices generally cannot be predicted may require extensive system and operational changes. Noncompliance with applicable laws and regulations could result in civil and criminal penalties that could adversely affect our business, including suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government programs, including the Medicare and Medicaid programs; loss of licenses; and significant fines or monetary penalties. Any failure to comply with applicable regulatory requirements could result in significant legal and financial exposure, damage our reputation, and have a material adverse effect on our business operations, financial condition, and results of operations.

We have not yet obtained clearance of our products by the U. S. Food and Drug Administration, or FDA, which is critical to our business plan. Before a new medical device, or a new intended use of a legally marketed device, can be marketed in the United States, it must be cleared or approved by FDA through the applicable premarket review process (510(k), Premarket Approval (PMA), or de novo classification), unless an exemption applies. Our business strategy is focused on obtaining premarket clearance for our product candidates from the FDA under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FDCA (see “Business – Regulation”). In the 510(k) clearance process, the FDA must determine that a proposed device, known as the “subject” device, is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology, and safety and effectiveness, in order to clear the subject device for marketing. Clinical data is sometimes required to support substantial equivalence. Our initial focus is seeking Section 510(k) clearance for our surgical robot, to be followed by seeking clearance for patient-optimized orthopaedic implants developed by the Company with assistance from a contracted third party. If Monogram is unable to, at a minimum, obtain Section 510(k) clearance for its surgical robot, which clearance we cannot guarantee, we will not be able to commercialize our robot, and it is unlikely that we will be able to continue to operate as a going concern.

In presubmission meetings the FDA has not indicated that no clinical data is required for our Section 510(k) submissions. The FDA may not accept our verification and validation testing or clinical testing plan which will include data obtained from outside the United States. If the FDA determines that a different regulatory pathway is more appropriate for our products, it will materially increase the cost and time required to obtain clearance from the FDA. The FDA has not confirmed that no clinical data will be required with our 510(k) submissions. Obtaining clinical data could significantly increase the time needed to prepare our premarket application and receive 510(k) premarket clearance and could materially delay our timeline to revenues and add considerable development costs. We do not currently have the funding to conduct a clinical trial in the United States. We may be required to raise additional capital from outside sources to secure the capital for a clinical trial, and there is no guarantee we would be successful in doing so. The FDA has indicated an increased focus on robotic technologies that perform automated operations and may request clinical data for our robot and/or implants. If the FDA requires such information, it will materially and adversely impact our development timeline and increase the cost to obtain market clearance. If the Company is unsuccessful in securing enough capital to fund clinical trials and continue its operations while it is under review with the FDA, the Company may be unable to operate as a going concern.

In the first quarter of 2023, Monogram completed a pre-submission meeting with the FDA in relation to its planned 510(k) premarket clearance submission for its surgical robot to, among other things, determine whether clinical data will be required with the Company’s 510(k) premarket submission for its robot. The Company has made three subsequent submissions to the FDA. The Company received notification from the FDA that it concluded that the proposed Indications for Use can be compared to the Company’s cited primary predicate device and does not appear to raise a new intended use, but that the agency is still unable to make a determination as to whether clinical data will be required with the 510(k) submission. The Company intends to run a clinical trial outside the United States and incorporate this data into the 510(k) submission in the United States. The Company has not obtained feedback from the FDA on its verification and validation testing plans, including its international clinical testing plan. The Company has been working with established Contract Research Organizations in the United States and internationally to support this effort. If the FDA advises us that our verification and validation test plan is insufficient to establish efficacy or that the clinical data obtained outside the United States will not be sufficient to establish the safety of our device, it could materially negatively impact our timeline to submit to FDA our 510(k) pre-market clearance application for our robot, leading to a significant delay, and would also significantly increase the expected costs with obtaining FDA 510(k) premarket clearance of our robotic surgical system.

We can provide no assurance that our medical device product candidates will obtain regulatory clearance or that the results of clinical studies, if required, will be favorable. Due to our financial constraints, we do not have the resources necessary to generate clinical data in the United States, if required by FDA. Subject to FDA guidance, we plan to make a 510(k) submission clinical data obtained outside the United States. There is no guarantee the FDA will agree that clinical data obtained outside the United States is sufficient, and even if it does, there is no guarantee of regulatory clearance by FDA. Furthermore, even if we are granted 510(k) premarket clearances, such clearances may be subject to significant limitations on the indicated uses for the devices, which may limit the market for our product candidates.

There may be delays of our clinical trial by international regulatory agencies. The Company intends to conduct a clinical trial outside the United States. International regulatory agencies may delay the approval of the clinical trial. International governments may restrict importation of our products for the purpose of conducting a clinical trial.

Assuming our surgical robot or other product candidates receive 510(k) premarket clearance, our products will still be subject to recalls, which could harm our reputation, business operations and financial results. Even assuming we obtain 510(k) premarket clearance with regard to product candidates, the FDA has the authority to require the recall of our products if we commence manufacturing of our products and we or any contract manufacturers we retain fail to comply with relevant regulations pertaining to manufacturing practices, labeling, advertising or promotional activities, or if new information is obtained concerning the safety or efficacy of the devices. A government-mandated recall could occur if the FDA finds that there is a reasonable probability that our devices would cause serious, adverse health consequences or death. A voluntary recall by us could occur as a result of manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations. Any recall would divert our attention and financial resources, could harm our reputation with customers, and could harm our business and financial condition.

We anticipate initially sustaining operating losses. It is expected that we will initially sustain operating losses in seeking 510(k) premarket clearance. Our ability to become profitable depends primarily on obtaining 510(k) premarket clearance of our surgical robot – and, to a lesser degree, our patient-optimized orthopaedic implant(s) - and subsequent success in licensing and selling of those products. There can be no assurance that this will occur. Unanticipated problems and expenses are often encountered in offering new products, which may impact whether the Company is successful. Furthermore, we may encounter substantial delays and unexpected costs related to development, technological changes, marketing, regulatory requirements, and changes to such requirements or other unforeseen difficulties. There can be no assurance that we will ever become profitable. If the Company sustains losses over an extended period of time, it may be unable to continue in business.

We may need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms, which could have a materially adverse effect on our business. Developing medical device products, including conducting clinical studies, if required, and establishing manufacturing capabilities, requires substantial funding. Additional financing may be required to fund the research and development of our medical device product candidates. We have not generated any product revenues, and do not expect to generate any revenues until, and only if, we develop such products, and receive clearance from FDA to sell our product candidates in the U.S. and receive product clearance from other regulatory authorities to sell our product candidates internationally.

We may not have the resources to complete the development and commercialization of any of our proposed product candidates. We may require additional financing to further the clinical development of our product candidates. In the event that we cannot obtain such financing, we will be unable to complete the development necessary to make submissions to FDA for 510(k) premarket clearance. This will delay or require termination of research and development programs, clinical studies, material characterization studies, and regulatory processes, which could have a materially adverse effect on our business.

The amount of capital we may need will depend on many factors, including the progress, timing and scope of our research and development programs; the progress, timing and scope of our clinical studies, if required; the time and cost necessary to obtain regulatory clearance; the time and cost necessary to establish our own marketing capabilities or to seek marketing partners; the time and cost necessary to respond to technological and market developments; changes made or new developments in our existing collaborative, licensing and other commercial relationships; and new collaborative, licensing and other commercial relationships that we may establish.

Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. In addition, we could be forced to discontinue product development and reduce or forego attractive business opportunities. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Our fixed expenses, such as rent and other contractual commitments, will likely increase in the future, as we may enter into leases for new facilities and capital equipment and/or enter into additional licenses and collaborative agreements. Therefore, if we fail to raise substantial additional capital to fund these expenses, we could be forced to cease operations, which could cause you to lose all of your investment.

We may experience property theft and inventory control issues. Once (and assuming) we are successful in bringing our products to market, we may be reliant on third-party distributors to market and sell our inventory on consignment. If such a distributor loses, steals, or otherwise damages our inventory, it could result in material losses to our business that we may not recover. Furthermore, our business could suffer significant reputational damage because of the actions of distributors.

Our products may not gain market acceptance among hospitals, surgeons, physicians, patients, healthcare payors, and the medical community. Even if our product candidates receive 510(k) premarket clearance, a critical element in our commercialization strategy is to persuade the medical community on the efficacy of our products and to educate then on their safe and effective use. Surgeons, physicians, and hospitals may not perceive the benefits of our products and could be unwilling to change, or advocate for change, from the devices they are currently using. A number of factors may limit the market acceptance of our products, including the following:

●	rate of adoption by healthcare practitioners;
●	rate of a product’s acceptance by the target population;
●	timing of market entry relative to competitive products;
●	availability of third-party reimbursement;
●	government review and approval requirements;
●	the extent of marketing efforts by us and third-party distributors or agents retained by us; and
●	side effects, product defects / weaknesses, or unfavorable publicity concerning our products or similar products.

We could be adversely affected by product liability, personal injury or other health and safety issues. We could be adversely impacted by the supply of defective products. We are also exposed to risks relating to the surgical robotic technology services and products we provide. Defective products or errors in our technology could lead to serious injury or death. If our robotic system does not perform its intended clinical use, or if it is not safe, we could materially harm patients and incur material liabilities that could materially adversely impact our business and market reputation. Product liability or personal injury claims may be asserted against us with respect to any of the products we supply or the services we provide. Monogram is also liable for harms caused by any faults in raw materials or products supplied by third-party manufacturers and suppliers that our Company utilizes. It is our responsibility to have a quality management system in place and to audit our suppliers to ensure that products supplied to our Company meet proper standards. Should a product or other liability issues arise, the coverage limits under insurance programs and the indemnification amounts available to us may not be adequate to protect us against claims and judgments. We also may not be able to maintain such insurance on acceptable terms in the future. We could suffer significant reputational damage and financial liability if we experience any of the foregoing health and safety issues or incidents, which could have a material adverse effect on our business operations, financial condition and results of operations.

If third-party payors fail to provide appropriate levels of reimbursement for the use of our products, our revenues could be adversely affected. Sales of our products that receive 510(k) premarket clearance will depend on the availability of adequate reimbursement from third-party payors. In each market in which we intend to do business, our inability to obtain reimbursement approval or the failure of third-party payors to reimburse health care providers at a level that justifies the use of our products instead of cheaper alternatives will hurt our business.

Moreover, we are unable to predict what changes will be made to the reimbursement methodologies used by third-party payors in the future. Changes in political, economic, and regulatory influences may significantly affect healthcare financing and reimbursement practices. For example, there have been multiple attempts through legislative action and legal challenges to repeal or amend the ACA. We cannot predict whether current or future efforts to repeal or amend these laws will be successful, nor can we predict the impact that such a repeal or amendment and any subsequent legislation would have on our business and reimbursement levels. There have also been a number of other proposals and enactments by the federal government and various states to reduce Medicaid reimbursement levels in response to budget deficits, and we expect additional proposals in the future. We cannot assure you that recent or future changes to reimbursement policies and practices will not materially and adversely affect our results of operations. Efforts to control healthcare costs, including costs of reconstructive joint replacement, are continuous, and reductions in third party reimbursement levels could materially and adversely affect our results of operations.

We rely on a license agreement with the Icahn School of Medicine at Mount Sinai. We are party to a license agreement (and related option agreement) with Mount Sinai pursuant to which Mount Sinai has granted Monogram an exclusive license to patents related to customizable bone implants, surgical planning software, and surgical robots. The patents, software, technical information, know-how, etc. licensed under this agreement are integral to our Company’s core products and technology. As such, we are reliant on the license agreement with Mount Sinai to operate our business. Under the terms of our license agreement, Mount Sinai has the right to terminate our license for the patents if we materially breach any of our obligations under the license agreement. Further, the license agreement expires on a product-by-product and jurisdiction-by-jurisdiction basis upon the later of (i) 12 years from the first commercial sale of such any product that we sell using the intellectual property covered in the licensed patent(s) in the jurisdiction or (ii) expiration of the licensed patent(s) in the jurisdiction. If our arrangement with Mount Sinai were to end, we would no longer be able to use the intellectual property covered by the patents, which could significantly affect our business.

We further note that, as of the date of this report, we are in discussions with Mount Sinai as to whether the Company becoming publicly traded on Nasdaq without undertaking a traditional initial public offering constitutes a “Significant Transaction” under the licensing agreement. Under the licensing agreement, if at the time of completion of a “Significant Transaction” the Company has a valuation greater than $150,000,000, Mount Sinai will receive 1% of the fair market value of Company at the time of completion of the Significant Transaction. It is the Company’s position that no Significant Transaction has occurred – but there is no guarantee the Company and Mount Sinai will come to a consensus on this point. If we cannot come to an agreement with Mount Sinai on this point, we may be forced into litigation – and even if we pursue litigation, it is possible that a court would not rule in our favor. If the Company is required to pay this amount, it could have a material adverse effect on the Company’s operations.

We may default on our obligations under the license agreement with the Icahn School of Medicine at Mount Sinai, which could result in termination of the agreement. Pursuant to the terms of the license agreement with Mount Sinai (and the amendments thereto, each of which are included as Exhibits to this Form 10-K), we must have a first commercial sale our products within eight (8) years of the Effective Date of the agreement, or by October 10, 2025. Failure to meet this deadline would constitute a breach of our agreement, and Mount Sinai would have the right to give us a notice of default, and could ultimately terminate the license agreement if we fail to cure this default within sixty (60) days. A termination of this license agreement would also terminate our related option agreement with Mount Sinai, as the option agreement is governed by the terms of the license agreement. Currently, we expect to achieve a commercial sale within this timeframe. If we are unsuccessful in doing so, however, we would be in default, and would be exposed to the risk of Mount Sinai terminating the agreement, along with our right to license its intellectual property. Such a result would materially impact our ability to operate as a going concern. Under the license agreement with Mount Sinai, we have a right to review and comment on patent prosecution and our comments must be considered by Mount Sinai in good faith, but our licensor controls prosecution.

We operate in a highly competitive industry that is dominated by several very large, well-capitalized market leaders and is continuously evolving. New entrants to the market, existing competitor actions, or other changes in market dynamics could adversely impact us. The level of competition in the orthopaedic market is high, with several very large, well-capitalized competitors holding a majority share of the market. Changes in market dynamics or actions of competitors or manufacturers, including industry consolidation and the emergence of new competitors and strategic alliances, could materially and adversely impact our business. Disruptive innovation by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such changes and make timely and effective changes to our strategies and business model to compete effectively.

Currently, we are not aware of any well-known orthopaedic companies that broadly offer robotic technology in combination with surgical navigation for the insertion of patient-specific press-fit orthopaedic implants. Nonetheless, many of our competitors in this market have significant financial resources. They may seek to extend their robotics and orthopaedic implant technology to accommodate the robotic insertion of patient-specific press-fit implants. Further, several companies offer surgical navigation systems for use in arthroplasty procedures that provide a minimally invasive means of viewing the anatomical site. As such, other companies may create similar technology and/or products to that which we are trying to develop, which would increase competition in our industry. As competition increases, a significant increase in general pricing pressures could occur, which could require us to reevaluate our pricing structures to remain competitive. For example, if we are not able to anticipate and successfully respond to changes in market conditions, it could result in a loss of customers or renewal of contracts or arrangements on less favorable terms.

Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. If successfully developed, our products and technology may be highly disruptive to a very large and growing market. Our competitors are well-capitalized with significant intellectual property protection and resources and may initiate infringement lawsuits against our Company. Such litigation could be expensive and could also prevent us from selling our products, which would significantly harm our ability to grow our business as planned.

The Company’s success depends on the experience and skill of the board of directors, its executive officers and key employees. In particular, the Company is dependent on Benjamin Sexson who joined on April 2018 and is currently serving as the Chief Executive Officer of the Company. The Company has entered into an employment agreement with Benjamin Sexson although there can be no assurance that he will continue to be employed by the Company for a particular period of time. The loss of Benjamin Sexson or any member of the board of directors or other executive officers could harm the Company’s business, financial condition, cash flow and results of operations.

Our failure to attract and retain highly qualified personnel in the future could harm our business. As the Company grows, it will be required to hire and attract additional qualified professionals such as software engineers, robotics engineers, machine vision and machine learning experts, biomechanical engineers, project managers, regulatory professionals, sales and marketing professionals, accounting, legal, and finance experts. We expect to face intense competition for such personnel, and the Company may not be able to locate or attract qualified individuals for such positions, which will affect the Company’s ability to grow and expand its business.

Certain of our non-executive employees rely on work visas in order to work at our Company, and as a result, we may experience disruptions resulting from visa issues encountered by members of our staff. A number of our non-executive employees are not United States citizens, and require visas in order to legally work in the United States. As a result, we are potentially susceptible to work disruptions and/or staff shortages resulting from visa issues (such as denials, non-renewals, etc.) affecting members of our staff. If one or more of our employees were unable to work for us as a result of a visa issue, either temporarily or permanently, it could have a material negative impact on our Company, leading to delays to our current plan of operations, additional expenses, as well as time and effort on the part of management in finding replacements that would otherwise be spent on the Company’s primary goals.

We may spend material amounts on marketing that may not be effective. The Company has paid and anticipates it will continue to spend material amounts on marketing the Company and its products. The returns from marketing are highly speculative and often challenging to measure. If the marketing spending is ineffective, it could materially harm our business.

We have no manufacturing experience, and we rely entirely on third-party manufacturers and service providers to produce our medical device product candidates. Our third-party partners provide a variety of essential business functions, including distribution, manufacturing, and many others. It is possible that some of these third parties will fail to perform their services or will perform them in an unacceptable manner. If we encounter problems with one or more of these parties, and they fail to perform to expectations, it would be materially disruptive to our business, and we may incur high costs and time to secure alternative supply or be unable to secure an alternative supply altogether. Such an occurrence could have a material adverse impact on the Company.

Additionally, the Company does not currently have any manufacturing capabilities itself for what is required by the FDA. As such, any failures or delays on the part of the contract manufacturers we rely on to produce our products could lead to longer production lead times. Similarly, supplier disruptions could materially impact our development timelines, delaying our intended FDA submission beyond 2023. If we are unable to submit our FDA submissions in a timely manner, it could adversely affect our financial position and ability to generate sales.

If our existing third-party manufacturers, or the third parties that we engage in the future to manufacture a product for commercial sale or for clinical studies, should cease to continue to do so for any reason, we likely would experience significant delays in obtaining sufficient quantities of product for us to meet commercial demand or to advance our clinical studies while we identify and qualify replacement suppliers. If for any reason we are unable to obtain adequate supplies of any product candidate that we develop, it will be more difficult for us to compete effectively, generate revenue, and further develop our products.

Our products may be more expensive to produce than we estimate. We estimate, although we cannot guarantee, that the cost to produce our robotic system will be below that of our primary competitors in this market. Investors should note, however, that this estimation is based on assumptions about the production costs of our competitors that may be inaccurate or outdated. Furthermore, it is possible that that competitors of our Company with larger and more established operations could discount their prices compared to what they are now if we attempted to undercut them in the market, which could negatively affect our ability to compete in our market against these competitors.

Our future success is dependent on the continued service of our small management team. Monogram is managed by four directors and one executive officer. Our success is dependent on their ability to manage all aspects of our business effectively. Because we are relying on our small management team, we lack certain business resources that may hurt our ability to efficiently operate or grow our business. Any loss of key members of our executive team could have a negative impact on our ability to manage and grow our business effectively. We do not maintain a key person life insurance policy on any of the members of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of our directors or officers.

Our technologies are highly complex, and development budget estimates may not be accurately or sufficiently forecasted. While management makes every effort to predict anticipated development costs accurately, the project and technology complexity of the products makes it difficult to forecast these required development costs accurately. It is not uncommon to encounter unforeseen technical challenges that introduce unanticipated development costs. The actual development costs may not be the same as the anticipated development costs. If the actual development costs are materially above those anticipated by management, it could materially adversely impact our business.

Our products may require more technical complexity than anticipated and our engineers may not be able to overcome these technical challenges. While management makes every effort to anticipate the technical challenges of product development, we may encounter unforeseen complexity that we cannot overcome, or that may be difficult to overcome without incurring significant time or cost that was not anticipated or budgeted. For example, we have found it challenging to revise our first-generation tibial design. To facilitate more efficient removal, we may need to make design changes to features like the locking mechanism that were not anticipated and introduce additional cost, time and complexity. Additional unforeseen challenges as this could hinder our plan of operations, slowing our progress and increasing our costs, which may harm your investment in our Company.

We may not gain acceptance by group purchasing organizations or other purchasing entities. Many hospital systems and ambulatory surgery centers use group purchasing organizations to negotiate pricing and supply from vendors. Many of these organizations are large and risk-averse, and gaining adoption at reasonable terms can be challenging. If we are unable to secure contracts with widely used group purchasing organizations, we may struggle to gain market adoption, which would materially adversely affect our business.

We do not currently have the sales and marketing personnel necessary to sell products, and the failure to hire and retain such staff, or retain a third-party with sales and marketing personnel to fulfill that function, could have a materially adverse effect on our business. We are a development-stage company with limited resources. Even if we had products available for sale, which we currently do not, we have not secured sales and marketing staff at this early stage of operations to sell products. We cannot generate sales without sales or marketing staff and must rely on others to provide any sales or marketing services until such personnel are secured, if ever. If we fail to hire and retain the requisite expertise in order to market and sell our products or fail to raise sufficient capital in order to afford to pay such sales or marketing staff, then we could be forced to cease operations and you could lose all of your investment.

We may use independent distributors to represent our products. Monogram may use contracted employees and independent distributors to represent our products to surgeons, hospitals, and ambulatory surgery centers. Such independent distributors and contractors are not employees of the Company and may conduct business in a manner that is unethical or even illegal. Monogram could incur liability for unlawful business practices conducted by such independent distributors or contractors. If a distributor acts unlawfully, it could materially adversely affect our business.

Our products require a level of accuracy that we may never be able to achieve. To obtain FDA clearance on our system we will need to demonstrate that we can accurately position implants in robotically prepared bone specimens. The KUKA LBR Med robot that we are using has never before been used or validated for this application, and it may not be able to perform to the accuracy required. Preparing bone to the accuracies required is a highly challenging task with numerous sources of error that we may never be able to overcome. We have not yet achieved high-accuracy cuts in a cadaveric bone specimen. If we cannot execute a robotic surgical plan with sufficient accuracy, it will materially adversely impact our business and market reputation.

Our products may not provide a clinical benefit. The Company has not conducted clinical studies on live patients with its products. Our products may not provide a benefit to patient outcomes, or may not prove to be useful to patients or desirable for hospitals. If our products fail to provide a clinical benefit to our patients, it will materially adversely impact our business and market reputation.

We may have to reduce our headcount if we are unable to raise sufficient funds. The Company anticipates that it could substantially reduce expenses to extend its operating runway if needed. This could require a reduction in the number of full-time employees. However, reducing the number of employees could slow our products’ development and commercialization and adversely impact our business and market reputation.

Our assets may become pledged as collateral to a lender. We may enter into financing arrangements with lenders that contain covenants that limit our ability to engage in specified types of transactions. These covenants may limit our ability to, among other things:

●	petition for bankruptcy;
●	assignment of the notes to other creditors;
●	appointment of a receiver of any property of the Company; and
●	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets.

A breach of any of these covenants could result in a default under the terms of such a financing in which the lender could elect to declare all amounts outstanding thereunder to be immediately due and payable. We may need to pledge all of our assets as collateral to secure additional financing.

We may fail to meet the Sarbanes-Oxley regulations and may lack the financial controls and safeguards required of public companies. We are a newly Exchange Act reporting company, and we may fail to implement the internal infrastructure necessary and required under Section 404 of the Sarbanes- Oxley Act of 2002. There can be no assurance that there are no significant deficiencies or material weaknesses in the quality of our financial controls. We expect to incur additional expenses and diversion of management’s time if and when it becomes necessary to perform the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

Acquisition opportunities may present themselves do not achieve the positive results anticipated by our management. From time to time, acquisition opportunities may become available to the Company. Those opportunities may involve the acquisition of specific assets, like intellectual property or inventory, or may involve the assumption of the business operations of another entity. Our goal with any future acquisition is that any acquisition should be able to contribute neutral to positive EBITDA to the Company after integration. To effect these acquisitions, we will likely be required to obtain lender financing or issue additional shares of stock in exchange for the shares of the target entity. If the performance of the acquired assets or entity does not produce positive results for the Company, the terms of the acquisition, whether it is interest rate on debt, or additional dilution of stockholders, may prove detrimental to the financial results of the Company, or the performance of your particular shares.

The COVID-19 pandemic continues to pose risks to our business, results of operations and financial condition, the nature and extent of which are highly uncertain and remain unpredictable. Our business is exposed to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as COVID-19. There has been a decline in elective surgical procedures globally due to the COVID-19 pandemic. In the third and fourth quarters of 2021, the highly transmissible Delta and Omicron variants resulted in further deferrals of elective surgical procedures, and we believe that staffing shortages at hospitals also contributed to the deferral of such procedures. We expect these declines to continue for the duration of the pandemic, and they may be further impacted by COVID-19 variants and resurgences. The COVID-19 global pandemic may result in an adverse impact on our financial condition, results of operations and cash flows.

Deferral of elective surgical procedures could lead to a number of potential negative outcomes:

●	lower revenues, profits and cash flows compared to historic trends in our market;

●	manufacturing facilities at less than normal capacity;
●	excess inventory we cannot sell;

Also, we may need to conduct clinical studies in order to bring our products to market. COVID-19 has had, and may continue to have, a negative impact on the enrollment rate in clinical trials, which may impair our ability to conduct clinical trials in a timely manner, or at all, if required by the FDA.

COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas, present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows.

Risks Related to Ownership of Our Common Stock

The market price of our Common Stock has been and will likely continue to be volatile, and you could lose all or part of your investment.  The market price of our Common Stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. In addition to the factors discussed in this Risk Factors section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our Common Stock include the following:

●	general economic, regulatory, and market conditions
●	public health crises and related measures to protect the public health;
●	sales of shares of our Common Stock by us or our stockholders;
●	issuance of shares of our Common Stock, whether in connection with an acquisition
●	short selling of our Common Stock or related derivative securities;
●	reports by securities or industry analysts that are interpreted either negatively or positively by investors, failure of securities analysts to maintain coverage and/or to provide accurate consensus results of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
●	rumors and market speculation involving us or other companies in our industry;
●	actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Raising additional capital may cause significant dilution to our stockholders and adversely affect the market price for our Common Stock,

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our Common Stock could decline.

The market price and trading volume of our Common Stock will be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price could be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our Common Stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Common Stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Common Stock.

Provisions in our Sixth Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and Delaware law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the market prices of our Common Stock.  Our Sixth Amended and Restated Certificate of Incorporation and amended and restated bylaws contain provisions that could depress the market prices of our Common Stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

●	establish a classified board of directors so that not all members of our board are elected at one time;
●	permit only the board of directors to establish the number of directors and fill vacancies on the board;
●	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);
●	authorize our board of directors to amend the bylaws; and
●	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws, or the Delaware General Corporation Law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of Common Stock and could also affect the price that some investors are willing to pay for our stock

Our Sixth Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.  Our Sixth Amended and Restated Certificate of Incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, other than an action or suit to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our Sixth Amended and Restated Certificate of Incorporation or amended and restated bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our Sixth Amended and Restated Certificate of Incorporation or amended and restated bylaws or (v) any action asserting a claim governed by the internal affairs doctrine. Our Sixth Amended and Restated Certificate of Incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Some companies that adopted a similar federal district court forum selection provision are currently subject to a suit in the Chancery Court of Delaware by stockholders who assert that the provision is not enforceable. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

Anti-Takeover Effects of Our Sixth Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could impair a takeover attempt. Our Sixth Amended and Restated Certificate of Incorporation and Bylaws contain certain provisions that could have the effect of delaying, deferring or discouraging another party from acquiring control of us. These provisions could discourage takeovers, coercive or otherwise. Any provision of our certificate of incorporation, Amended and Restated Bylaws, or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our Common Stock.

Item 1B. Unresolved Staff Comments

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We review cybersecurity risk as part of our overall enterprise risk management program. This ensures that cybersecurity risk management remains a top priority in our business strategy and operations.

Our risk management strategy includes, among other elements:

Identification: We aim to proactively identify sources of risk, areas of impact, and relevant events that could give rise to cybersecurity risks, such as changes to our infrastructure, service providers, or personnel.

Assessment: We conduct periodic risk assessments to identify cybersecurity threats. We also conduct likelihood and impact assessments with the goal of identifying reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Management: Following our risk assessments, we design and implement reasonable safeguards to address any identified gaps in our existing processes and procedures.

We have processes in place to identify, review and evaluate cybersecurity risks associated with our use of third-party service providers. These reviews are conducted at onboarding and periodically throughout the tenure of the service provider based on risk tier rating of each service provider. We believe these processes enable us to evaluate a third-party service provider’s security posture, identify risks that may arise out of our use of the third party’s service, and make decisions regarding acceptable levels of risk and risk mitigation.

Management’s Role in Managing Cybersecurity Risk

Our Company is proactive in managing the material risks from cybersecurity threats, which is reflected in the establishment of a dedicated committee responsible for overseeing such risks. This committee is composed of the following individuals:

●	Kamran Shamaei, Chief Technology Officer, who provides technical leadership and strategic direction for all technology-related decisions, including cybersecurity.
●	Muhammad Afnan, Director of Software Development, who brings extensive knowledge in software security practices and the implementation of secure development life cycles.
●	Nisha Patel, Director of Quality & Regulatory Affairs, whose expertise in regulatory compliance ensures that our cybersecurity policies meet the required standards.

This cross-functional team possesses a comprehensive understanding of cybersecurity, data privacy, and risk management, essential in developing, monitoring, and enforcing our cybersecurity strategy.

Processes for Monitoring Cybersecurity

Our cybersecurity oversight committee maintains rigorous processes to remain informed and responsive to the ever-changing landscape of cybersecurity. These processes include:

●	The creation and management of secure user accounts within our Monogram email Google Workspace, ensuring controlled email communication.
●	The establishment of access controls to Google Drive and Bitbucket, safeguarding our product-related documents and software development repositories.
●	Subscription to Amazon Web Services for secure storage of our mechanical drawings and electrical schematics.
●	Utilization of Green Light Guru for maintaining a repository of all released and quality documents.
●	Oversight of bill.com and NetSuite for financial operations and inventory management, ensuring secure financial transactions and data integrity.
●	These processes are under continuous review and adjustment, with the committee meeting quarterly to evaluate and refine our cybersecurity practices.

Reporting Cybersecurity Information

In terms of reporting, the structure of our cybersecurity information flow is designed to ensure that significant risks and incidents are communicated efficiently to senior management and the board of directors:

●	The Software Director, Platform Tech Manager, and dedicated admin for Green Light Guru report directly to Kamran Shamaei, the CTO.
●	The committee convenes on a quarterly basis to discuss the current state of cybersecurity affairs, subsequently reporting their findings to the CEO and CFO.
●	In the event of any concerns or breaches, these are immediately escalated to Paul Riss, ensuring prompt and effective response and mitigation strategies.

Through this tiered reporting structure, we ensure that critical cybersecurity information reaches the appropriate levels of management and that the board of directors is kept fully informed on material risks and incidents. Our approach ensures that we maintain a vigilant and responsive posture towards cybersecurity, embodying a culture of continuous improvement and accountability at all levels of our organization.

Item 2. Properties

The Company leases property that serves as its headquarters at 3913 Todd Lane, Suite 307, Austin, TX 78744. The Company has installed a 352 square foot cadaver lab at this Austin facility to support its research and development initiatives. The cadaver lab has a dedicated surgical robot and navigation system that engineers use to support testing and product development.

Item 3. Legal Proceedings

From time to time, the Company may be involved in a variety of legal matters that arise in the normal course of business. The Company is not currently involved in any material litigation, and its management is not aware of any pending or threatened material legal actions relating to its intellectual property, conduct of its business activities, or otherwise.

Following our listing on Nasdaq, a former investor filed suit against the Company and its Transfer Agent in July 2023 in New York County Supreme Court. Both the Company and our Transfer Agent believe the claim is without merit and are seeking dismissal of the action, most recently filing a Reply Memorandum of Law in Support of Renewed Motion to Dismiss on February 13, 2024.

See “Risk Factors” for a summary of risks our Company may face in relation to litigation against our Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Common Stock is traded on the Nasdaq Capital Market under the symbol “MGRM”.

Holders

As of March 14, 2024, there were approximately 18,531 registered holders of record of our Common Stock and the last reported sale price of our Common Stock on the Nasdaq was $2.31 per share on March 13, 2024.

The number of shares of our Common Stock that are freely tradeable as of March 14, 2024 was 19,388,711.

Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Dividend Policy

To date, we have not paid any dividends on our capital stock. We currently intend to retain future earnings for use in operating and expanding our business, and we do not anticipate paying any cash dividends in the reasonably foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, such as the terms of the agreements governing our indebtedness, general business conditions, and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company adopted its Amended and Restated 2019 Stock Option Plan on August 28, 2020 (the “Plan”), which reserves 5,200,000 shares of Common Stock for issuance under the Plan, with up to 1,560,000 of those shares of Common Stock allowed for issuance pursuant to incentive stock options.

The majority of the material terms of grants under the Plan are set by the Board of Directors of the Company on an individual basis (i.e. vesting periods, exercise prices, etc.).

The following table sets forth information about the Plan for the year ended December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,904,266	$1.93	295,734
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	4,904,266	$1.93	295,734

Recent Unregistered Sales of Equity Securities

On May 18, 2023, a certain holder of warrants executed a cashless exercise of the warrants and received 78,837 shares of the Company’s Common Stock, which represented the difference between the total warrant shares issuable at exercise and the 37,619 warrant shares withheld by the Company to satisfy the holder’s exercise price obligation.

In two transactions during January and February 2024, ZB Capital Partners LLC, holder of a warrant exercisable for 547,944 shares of Common Stock, executed a cashless exercise of its warrant under which the Company issued the holder a total of 246,458 shares of Common Stock and retained the remaining shares as settlement of the $1.83 per share exercise price of the warrant.

The Company did not receive any proceeds from these warrant exercises, and the original warrants (as well as the shares of Common Stock issued upon their exercise) were issued to the holders above pursuant to the exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D thereunder.

All other sales of securities within the past three years which were not registered under the Securities Act have previously been reported by the Company.

Item 6. Selected Consolidated Financial Data

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Statement Regarding Forward-Looking Statements” for a discussion of forward-looking statements and Item 1A “Risk Factors” of this Form 10-K  for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Monogram Orthopaedics, Inc was incorporated under the laws of the State of Delaware on April 21, 2016. Monogram Orthopaedics is working to develop a product solution architecture with the long-term goal to enable patient-optimized orthopaedic implants economically at scale by linking 3D printing and robotics with advanced pre-operative imaging. The Company has a robot prototype that can autonomously execute optimized paths for high precision insertion of implants in synthetic bone specimens. Monogram intends to produce and market robotic surgical equipment and related software, orthopaedic implants, tissue ablation tools, navigation consumables, and other miscellaneous instrumentation necessary for reconstructive joint replacement procedures. The Company has obtained 510(k) clearances for certain implants not yet made 510(k) premarket notification submissions or obtained 510(k) premarket clearances for any of its robotic products. FDA 510(k) premarket clearance is required to market our robotic products, and the Company cannot estimate the timing, or assure our ability, to obtain such clearances.

Recent Developments

First Sale of Surgical Robot

In November 2023, Monogram delivered its first surgical robot to one of the world's largest global robotics distributors outside of the United States. This was a one-time purchase, and the Company does not anticipate additional sales before initiating a clinical study and obtaining the appropriate regulatory approvals. The Company believes the international market for orthopedic robotics is attractive, large, and growing. The Company anticipates it may leverage OUS clinical data to support its 510(k) submission.

Results of Operations For The Years Ended December 31, 2023 and 2022

Revenues

The Company is currently focused on commercialization of its robotic products, including seeking 510(k) clearances from the FDA for those products. Revenue of $364,999 was recognized during the year ended December 31, 2023 from the sale of a single unit of robotic surgical equipment. The unit was sold outside of the United States as part of an effort to explore the possibility of conducting clinical trials in OUS markets.  Since the Company originally expensed this equipment as research and development costs when it was built, no costs of goods sold were recognized when this equipment was sold in 2023. The Company did not have any product sales in 2022.

Operating Expenses

The following tables set forth our operating expenses for the periods indicated:

	Years Ended December 31
	2023	2022	$Change	% Change
Research and development	$10,585,884	$5,384,710	$5,201,174	97%
Marketing and advertising	2,994,389	2,743,687	250,702	9%
General and administrative	4,052,755	2,484,750	1,568,005	63%
Total operating expenses	$17,633,028	$10,613,147	$7,019,881	66%

The significant growth in research and development (R&D) expenses during 2023 was driven primarily by the increased efforts  in the development of our sagittal cutting systems and related platform software required to operate our active navigated robotic system, as well as the company moving into the verification phase of the development of its robot prototype. The verification phase involves intensive testing and optimization of the prototype design through an iterative process of design changes and material changes to achieve an optimum system. This led to increased costs in prototype material expenses, payroll and related expenses and contractor expenses. R&D expenses in both periods were primarily comprised of payroll and related costs, contractor and prototype material expenses for the development of its novel robotic system and associated implants. The Company anticipates the verification and validation phases to be finalized in the first half of 2024.  The Company has introduced a novel registration and tracking system prototype named mVision.  R&D efforts will continue in 2024 to further refine this product offering.

Marketing and advertising expenses increased approximately 9% during 2023 primarily due to the Company’s marketing campaign related to the Common Stock Offering that began in Q1 2023 and successfully culminated with a round closing in May of 2023. The Company also raised funds pursuant to its Regulation A – Tier 2 offerings of  Series B and Series C preferred stock during 2022 – however, the Company increased its marketing expenditures related to the Company’s Regulation A – Tier 2 offering of its Common Stock that concluded in May 2023 (the “Common Stock Offering”) to help drive the success of this offering, which led to an increase in marketing and advertising spend during 2023 compared to 2022.

General and administrative expenses increased by approximately 63% in 2023 primarily due to increases in compensation expenses, insurance and regulatory compliance expenses, facilities expenses (such as rent), and consulting and professional fees.

●	The increase in compensation expenses during 2023 resulted from an increase in the number of full-time employees of the Company in both periods, as well as an increase in bonus and stock-based compensation in both periods to help ensure labor retention in a tight labor market.
●	The increase in insurance and regulatory compliance expenses during 2023 relate to the additional insurance and regulatory compliance activities required to list as a publicly traded company on NASDAQ, which occurred mid-2023 (and therefore led to an increase in expenses compared to these same periods in 2022 before the Company had it shares of Common Stock listed on NASDAQ).
●	Facilities expenses have increased year over year due to slight rent rate increases combined with additional leased space added to support the Company’s expanded operations (including a larger workforce), which has led to increases in facilities expenses during 2023 compared to 2022).
●	The increases in consulting and professional services during 2023 relate primarily to efforts required to support the Regulation A fund raise, the Company’s offering of Common Stock pursuant to its Registration Statement on Form S-1 that was declared effective on September 7, 2023, the filing of an additional S-1 form related to the execution of an Equity Line of Credit, and continued protection for the Company’s intellectual property, which has expanded in 2023 compared to 2022.

Other Income (Expense)

	Years Ended December 31
	2023	2022	$Change
Grant income	$—	$256,000	$(256,000)
Change in fair value of warrant liability	3,088,533	(3,431,865)	6,520,398
Interest income and other, net	434,279	98,065	336,214
Total other income (expense)	$3,522,812	$(3,077,800)	$6,600,612

During 2022, the Company recognized $256,000 of grant income related to an award from a governmental entity for research and development. The Company did not receive any grant income in 2023.

During 2023, the change in the fair value of the warrant liability resulted in a gain of $3,088,533. This gain primarily resulted from a decrease in the value of the Company’s Common Stock used to estimate the fair value of certain warrants that included anti-dilution protections. Because of these protections, when the Company issued additional shares of its capital stock in connection with its ongoing capital raising efforts, the number of shares issuable upon the exercise of these warrants increased proportionally. Changes in the fair value of the warrant liability primarily resulted from (i) increases to the number of shares issuable upon exercise of these warrants and (ii) changes in the underlying fair value of the Company’s Common Stock into which the warrants were exercisable. During May and October 2023, these warrants were exercised by the holders. At December 31, 2023, no warrants with anti-dilution protections remain outstanding.

The Increase in interest income during 2023 resulted from the proceeds of the Common Stock Offering which were invested in a JP Morgan US Government Money Market Fund. This increase was partially offset by an $44,333 loss resulting from a change in the fair value of the Company’s make-whole provision related to the Common Stock Purchase Agreement discussed below in “Liquidity and Capital Resources”.

Net Loss

As a result of the foregoing, the Company had a net loss of $13,745,217 during 2023 compared to $13,690,947 during 2022.

Liquidity and Capital Resources

As of December 31, 2023, the Company had approximately $13.6 million in cash on hand, largely resulting from proceeds received from the Company’s Common Stock Offering that ended in May 2023. The Company has recorded losses since inception and, as of December 31, 2023, had working capital of approximately $11.8 million and total stockholders’ equity of $13,397,066. Since inception, the Company has been primarily capitalized through securities offerings. The Company plans to continue to try to raise additional capital through available financing options to the Company, including, but not limited to, registered or exempt equity and/or debt offerings, as well as straight or convertible debt financings, although there can be no assurance that we will be successful in these fundraising efforts. Absent additional capital, the Company may be forced to reduce expenses significantly and could become insolvent.

To provide additional flexibility to the Company ahead of generating sufficient revenues to support operations, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, II  LLC (the “BRPC II”) on July 19, 2023. Under the Purchase Agreement and Registration Rights Agreement, the Company has the right to sell to BRPC II up to $20.0 million in shares of Common Stock (the “Committed Equity Shares”), subject to certain limitations and the satisfaction of specified conditions in the Purchase Agreement, from time to time over the 24-month period commencing upon the initial satisfaction of the conditions to the BRPC II’s purchase obligations set forth in the Purchase Agreement, including that the registration statement declared effective by the SEC on September 7, 2023. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and it is under no obligation to sell any securities to BRPC II under the Purchase Agreement. As of the date of this report, we have sold 256,026 shares of Common Stock to B. Riley Principal Capital II for gross proceeds of $887,831 pursuant to this purchase obligation – and therefore have approximately $19 million worth of our Common Stock that we may sell to BRPC II.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet begun its principal operations, has not yet generated profits, incurred a net loss of $13,745,217 during the year ended December 31, 2023, and has an accumulated deficit of $51,508,664 as of December 31, 2023.

The Company’s ability to continue as a going concern in the twelve months following the date the financial statements were available to be issued is dependent upon its ability to produce revenues, raise capital, and/or obtain other financing sufficient to meet current and future obligations. Management has evaluated these conditions and believes its cash and cash equivalents, plus the additional capital available under the Purchase Agreement, will be sufficient for the Company to satisfy its near-term capital needs and to continue as a going concern for a reasonable period.

For a discussion of our contractual obligations and commitments, refer to Note 11 to the financial statements in this Annual Report on Form 10-K.

Issuances of Equity

On March 1, 2023, the SEC qualified a Regulation A – Tier 2 offering of the Company’s Common Stock, in which the Company sought to raise up to $30 million from investors (the “Common Stock Offering”). The Common Stock Offering closed on May 16, 2023, raising $15,287,860, net of issuance costs of $1,928,287, from the sale of 2,374,641 shares of Common Stock at a price of $7.25 per share. Subsequently, on May 17, 2023, the Company filed a Form 8-A in connection with the listing our Common Stock on Nasdaq, which was declared effective on the same date. At that time, each outstanding share of Series A, Series B, and Series C Preferred Stock was converted into two shares of Common Stock of the Company.

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

In August 2023, the Company issued 4,137 shares of Common Stock with a value of $30,000 to a vendor in exchange for legal services.

On May 18, 2023, a certain holder of warrants executed a cashless exercise of the warrants and received 78,837 shares of the Company’s Common Stock, which represented the difference between the total warrant shares issuable at exercise and the 37,619 warrant shares withheld by the Company to satisfy the holder’s exercise price obligation.

In two transactions during January and February 2024, ZB Capital Partners LLC, holder of a warrant exercisable for 547,944 shares of Common Stock, executed a cashless exercise of its warrant under which the Company issued the holder a total of 246,458 shares of Common Stock and retained the remaining shares as settlement of the $1.83 per share exercise price of the warrant.

Indebtedness

As of December 31, 2023, the Company had $3,181,942  in total liabilities, primarily comprised of accounts payable of $2,462,268, which increased from $663,170 as of December 31, 2022 primarily due to invoices submitted from our development partners in relation to the R&D spend on increased development efforts and the initiation of the verification process, legal invoices related to our recent financings and an overall increase in the average number of days our Company takes to pay our accounts payable. The remainder was comprised of accrued expenses and the present value of the Company’s operating lease payment commitments.

Commitments and Contingencies

Under the Company’s licensing agreement with Mount Sinai, the Company has an obligation to make certain payments to Mount Sinai as a result of reaching certain milestones in the development and sales of the product, and for significant events related to the Company. The Company is currently in discussions with Mount Sinai in regard to the payment obligation associated with a “Significant Transaction” following the Company becoming publicly traded on Nasdaq without undertaking a traditional initial public offering contemplated by that term. Under the licensing agreement, if at the time of completion of a “Significant Transaction” the Company has a valuation greater than $150,000,000, Mount Sinai will receive 1% of the fair market value of Company at the time of completion of the Significant Transaction. It is the Company’s position that no Significant Transaction has occurred – but there is no guarantee the Company and Mount Sinai will come to a consensus on this point. If we cannot come to an agreement with Mount Sinai on this point, we may be forced into litigation – and even if we pursue litigation, it is possible that a court would not rule in our favor. If the Company is required to pay this amount, it could have a material adverse effect on the Company’s operations.

Cash Flows

	For the year ended
	December 31,
	2023	2022
Cash used in operating activities	$(13,542,509)	$(8,419,553)
Cash used in investing activities	$(64,913)	$(241,203)
Cash provided by financing activities	$16,727,805	$13,593,691

Operating Activities

For the 12 months ended December 31, 2022, of the approximately $13.7 million net loss, there were various cash and non-cash adjustments that were added back to the net loss to arrive at $8,419,553 in cash used in operating activities. Those adjustments included approximately $3,431,865 for the valuation of warrants issued, $386,686 for non-cash depreciation and amortization, $743,274 for non-cash stock-based compensation, $21,543 for operating lease assets and related liabilities, $189,906 in prepaid expenses and other current assets and $498,076 for accounts payables and accrued expenses.

For the 12 months ended December 31, 2023, of the approximately $13.74 million in net loss, there were various cash and non-cash adjustments that were added back to the net loss to arrive at $13,542,409 in cash used in operating activities. Those adjustments included primarily $(3,088,533) for the change in valuation of warrants issued, $412,335 for non-cash depreciation and amortization, $1,558,779 for non-cash stock-based compensation, $1,799,098 in accounts payable, and in prepaid expenses & other current assets and $(565,109) for accrued liabilities.

Pro-Dex Supply Agreement

On October 3, 2023, Monogram Orthopaedics Inc. (the “Company” or “Monogram”) entered into a supply agreement (the “Supply Agreement”) with Pro-Dex, Inc., a Colorado corporation (“Pro-Dex”).

As previously disclosed in the Company’s Registration Statement on Form S-1 filed with the SEC on August 28, 2023 (and declared effective on September 7, 2023), on December 20, 2018, the Company entered into a development and supply agreement with Pro-Dex, whereby Pro-Dex and the Company agreed, subject to certain conditions, to negotiate and endeavor to enter into a future, definitive agreement through which Pro-Dex would develop and supply end-effectors, gearing, and saws, and other surgical products to Monogram. The Supply Agreement represents the definitive agreement between Pro-Dex and the Company as a result of these negotiations.

Pursuant to the Supply Agreement, the Company and Pro-Dex agreed that, during the term of the Supply Agreement, the Company will exclusively purchase from Pro-Dex, and Pro-Dex will manufacture and sell to the Company, supply end-effectors, gearing, and saws, and other surgical products at purchase prices set forth in the Supply Agreement.

The initial term of the Supply Agreement commences on October 3, 2023 and continues for an initial period of fifteen (15) years from the date of Pro-Dex’s delivery to the Company of at least ten (10) production units of end effectors that are fully developed and validated as reasonably agreed to between the Company and Pro-Dex. Upon expiration of the initial term, the Supply Agreement will automatically renew for additional successive two (2) year terms unless either party has provided written notice of non-renewal to the other party at least two (2) years prior to the end of the then-current term.

Pro-Dex may terminate the Supply Agreement by providing written notice to the Company if the Company fails to pay any amount when due under the Supply Agreement and fails to cure such failure within 30 business days after the Company’s receipt of written notice of such breach. Additionally, Pro-Dex may terminate the Supply Agreement at any time in Pro-Dex’s sole and absolute discretion upon providing the Company at least 120 days advance written notice of termination.

The Company may terminate the Supply Agreement if any Purchase Order under the Supply Agreement remains unfulfilled by Pro-Dex for six (6) months after the requested delivery date, unless such delay is the result of factors reasonably outside of Pro-Dex’s control. Additionally, the Company may terminate the Supply Agreement if during any consecutive twelve (12) month period Pro-Dex fails to fulfill more than three (3) separate purchase orders by the requested delivery date, unless such delay is the result of factors reasonably outside of Pro-Dex’s control.

Either party may terminate the Supply Agreement if the other party (a) is in material breach of any representation or warranty under the Supply Agreement that cannot be cured or, if the breach can be cured, it is not cured by within a commercially reasonable period of time; (b) becomes insolvent or files for bankruptcy; (c) makes or seeks to make a general assignment for the benefit of its creditors; or (d) applies for or has appointed a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business.

If the Supply Agreement is terminated, the Company will pay to Pro-Dex all amounts due to Pro-Dex for supplied products under the Supply Agreement, as well as any out-of-pocket costs and expenses (including raw materials, machinery and equipment purchases) incurred by Pro-Dex prior to the date such termination is effective that arise from or relate to the Supply Agreement.

Rick Van Kirk, a member of our Company’s Board of Directors, is the Chief Executive Officer of Pro-Dex, Inc.

The Supply Agreement contains a number of other rights, representations and warranties that are customary for medical device supply agreements. The foregoing description of the Supply Agreement is qualified by reference to the Supply Agreement itself, a copy of which is filed an exhibit to this Form 10-K.

Investing Activities

For the 12 months ended December 31, 2023 and, 2022, cash used in investing activities was comprised entirely of equipment purchases.

Financing Activities

For the 12 months ended December 31, 2022, the Company raised $13,593,691 in its Regulation A – Tier 2 offerings of Series B and Series C Preferred Stock. For the 12 months ended December 31, 2023, nearly all of the Company’s cash from financing activities were proceeds from the Company’s Common Stock Offering, with a small portion being received from the Company’s Regulation A – Tier 2 offering of Series C Preferred Stock, and a portion being raised from the exercise of warrants.

B. Riley Principal Capital II, LLC Financing

On July 19, 2023, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a related Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”). Pursuant to the Purchase Agreement, subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company will have the right, in its sole discretion, to sell to B. Riley Principal Capital II up to the lesser of (i) $20,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) 5,847,725 shares of Common Stock, which number of shares is equal to 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), subject to certain limitations contained in the Purchase Agreement. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to B. Riley Principal Capital II under the Purchase Agreement.

As of the date of this Annual Report, we have sold 256,026 shares of Common Stock to B. Riley Principal Capital II for gross proceeds of $887,831 pursuant to this purchase obligation – and therefore have approximately $19 million worth of our Common Stock that we may sell to B. Riley Principal Capital II.

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

Funding Requirements

We believe our existing cash and cash equivalents, including proceeds still available under our financing deal with B. Riley Principal Capital II, LLC, will be sufficient to meet anticipated cash requirements for at least 12 months from the date of this Annual Report. However, our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend capital resources sooner than we expect.

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

Summary of Accounting Principles

Basis of Presentation

The financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts from the prior year have been reclassified to conform with the current year presentation.

Stock Split

On November 30, 2022, the Company effected a two-for-one stock split of its common stock and increased the number of authorized shares of the Company’s capital stock to 150,000,000, with 90,000,000 designated as Common Stock, and 60,000,000 designated as Preferred Stock. All share and loss per share information have been retroactively adjusted for all periods presented to reflect the stock split, the incremental par value of the newly issued shares, and the increased number of authorized shares. This stock split is referred to as the “Stock Split” in this Annual Report.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company's most significant estimates relate to the fair value of the warrant liability, valuations of stock-based compensation, and the income tax valuation allowance. On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when promised products and services are transferred to the customer. The amount of revenue recognized reflects both the fixed and variable consideration to which the Company expects to be entitled in exchange for these products and services. In general, the Company applies the following five-step model when evaluating the amount and timing of revenue recognition in its customer contracts:

Step 1 – Identify the contract(s) with a customer

Step 2 – Identify the performance obligations in the contract

Step 3 – Determine the transaction price

Step 4 – Allocate the transaction price to the performance obligations

Step 5 – Recognize revenue when (or as) performance obligations are satisfied

The Company has not yet begun its principal operations. Revenue recognized during the year ended December 31, 2023 related to the sale of a single unit of robotic surgical equipment that was recognized when control of the equipment was transferred to the customer. Since the Company originally expensed this equipment as research and development costs when it was built, no costs of goods sold were recognized when this equipment was sold in 2023.

Stock-based Compensation

The Company measures and records the expense related to stock-based compensation awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period, and uses the straight-line method to recognize the related stock-based compensation. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the fair value of stock awards. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, including the estimated fair value and price volatility of the Company’s common stock and the expected term of the option.

Recent Accounting Pronouncements

The Company adopted ASU 2016-13 on January 1, 2023 which requires entities to estimate an expected lifetime credit loss on financial assets such as short-term customer receivables. The estimate of expected credit losses is intended to reflect the potential risk of loss even if management believes no such loss as been incurred as of the reporting date. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

MONOGRAM ORTHOPAEDICS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Monogram Orthopaedics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Monogram Orthopaedics, Inc. (“the Company”) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525
We have served as the Company’s auditor since 2019.
Spokane, Washington
March 14, 2024

MONOGRAM ORTHOPAEDICS INC.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$13,589,028	$10,468,645
Account receivable	364,999	—
Prepaid expenses and other current assets	664,262	788,004
Total current assets	14,618,289	11,256,650
Equipment, net	945,020	1,082,442
Intangible assets, net	548,750	758,750
Operating lease right-of-use assets	466,949	592,221
Total assets	$16,579,008	$13,690,063
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,462,268	$663,170
Accrued liabilities	227,684	748,460
Warrant liability	—	7,519,101
Operating lease liabilities, current	128,266	118,166
Total current liabilities	2,818,218	9,048,897
Operating lease liabilities, non-current	363,724	491,989
Total liabilities	3,181,942	9,540,886
Commitments and contingencies	—	—
Stockholders’ equity:
Series A Preferred Stock, $.001 par value; 0 and 4,897,553 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	4,898
Series B Preferred Stock, $.001 par value; 0 and 3,195,667 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	3,196
Series C Preferred Stock, $.001 par value; 0 and 438,367 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	438
Common stock, $.001 par value; 90,000,000 shares authorized, 31,338,391 and 9,673,870 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	31,338	9,674
Additional paid-in capital	64,874,392	41,894,417
Accumulated deficit	(51,508,664)	(37,763,447)
Total stockholders’ equity	13,397,066	4,149,176
Total liabilities and stockholders’ equity	$16,579,008	$13,690,063

The accompanying notes are an integral part of these financial statements.

MONOGRAM ORTHOPAEDICS INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	December 31,
	2023	2022
Revenue	$364,999	$—
Operating expenses:
Research and development	10,585,884	5,384,710
Marketing and advertising	2,994,389	2,743,687
General and administrative	4,052,755	2,484,750
Total operating expenses	17,633,028	10,613,147
Loss from operations	(17,268,029)	(10,613,147)
Other income (expense):
Grant income	—	256,000
Change in fair value of warrant liability	3,088,533	(3,431,865)
Interest income and other, net	434,279	98,065
Total other income (expense)	3,522,812	(3,077,800)
Net loss before taxes	(13,745,217)	(13,690,947)
Income taxes	—	—
Net loss	$(13,745,217)	$(13,690,947)
Basic and diluted loss per common share	$(0.61)	$(1.42)
Weighted-average number of basic and diluted shares outstanding	22,409,222	9,673,870

The accompanying notes are an integral part of these financial statements.

MONOGRAM ORTHOPAEDICS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A		Series B		Series C						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2021	4,897,553	$4,898	1,743,481	$1,743	—	$—	9,673,870	$9,674	$27,559,343	$(24,072,500)	$3,503,158
Issuances of Class B Preferred Stock, net of issuance costs	—	—	1,452,186	1,453	—	—	—	—	9,613,625	—	9,615,078
Issuances of Class C Preferred Stock, net of issuance costs	—	—	—	—	438,367	438	—	—	3,978,175	—	3,978,613
Stock-based compensation	—	—	—	—	—	—	—	—	743,274	—	743,274
Net loss	—	—	—	—	—	—	—	—	—	(13,690,947)	(13,690,947)
Balance as of December 31, 2022	4,897,553	4,898	3,195,667	3,196	438,367	438	9,673,870	9,674	41,894,417	(37,763,447)	4,149,176
Issuances of Class C Preferred Stock, net of costs	—	—	—	—	21,088	21	—	—	147,021	—	147,042
Conversions of preferred stock into common stock	(4,897,553)	(4,898)	(3,195,667)	(3,196)	(459,455)	(459)	17,105,214	17,105	(8,552)	—	—
Issuances of common stock for cash, net of costs	—	—	—	—	—	—	2,627,061	2,627	15,474,092	—	15,476,719
Issuances of common stock for services	—	—	—	—	—	—	24,858	25	54,975	—	55,000
Vesting of common stock from services performed	—	—	—	—	—	—	—	—	75,000	—	75,000
Exercises of stock warrants	—	—	—	—	—	—	1,907,388	1,907	5,678,660	—	5,680,568
Stock-based compensation	—	—	—	—	—	—	—	—	1,558,779	—	1,558,779
Net loss	—	—	—	—	—	—	—	—	—	(13,745,217)	(13,745,217)
Balance as of December 31, 2023	—	$—	—	$—	—	$—	31,338,391	$31,338	$64,874,392	$(51,508,664)	$13,397,066

The accompanying notes are an integral part of these financial statements.

MONOGRAM ORTHOPAEDICS INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,
	2023	2022
Operating activities:
Net loss	$(13,745,217)	$(13,690,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,558,779	743,274
Other expenses settled with stock issuances	130,000	—
Loss from change in fair value of common stock make-whole obligation	44,333	—
Depreciation and amortization	412,335	386,686
Change in fair value of warrant liability	(3,088,533)	3,431,865
Changes in non-cash working capital balances:
Account receivable	(364,999)	—
Prepaid expenses and other current assets	269,697	189,906
Accounts payable	1,799,098	214,138
Accrued liabilities	(565,109)	283,983
Operating lease assets and liabilities, net	7,107	21,543
Cash used in operating activities	(13,542,509)	(8,419,553)
Investing activities:
Purchases of equipment	(64,913)	(241,203)
Cash used in investing activities	(64,913)	(241,203)
Financing activities:
Proceeds from issuances of Common Stock, net	15,330,763	—
Proceeds from issuances of Series B Preferred Stock, net	—	9,615,078
Proceeds from issuances of Series C Preferred Stock, net	147,042	3,978,613
Proceeds from warrant exercise	1,250,000	—
Cash provided by financing activities	16,727,805	13,593,691
Increase in cash and cash equivalents during the year	3,120,383	4,932,935
Cash and cash equivalents, beginning of the year	10,468,645	5,535,710
Cash and cash equivalents, end of the year	$13,589,028	$10,468,645

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Increase in right of use asset and lease liability from new lease agreement	$—	$308,474
Issuance costs related to Common Stock Purchase Agreement settled through issuance of Common Stock	$247,980	$—
Cashless exercise of warrant	$926,335	$—

The accompanying notes are an integral part of these financial statements.

MONOGRAM ORTHOPAEDICS INC.

NOTES TO FINANCIAL STATEMENTS

1.	Description of Business and Summary of Accounting Principles

Monogram Orthopaedics Inc. (“Monogram” or the “Company”) was incorporated in the state of Delaware on April 21, 2016, is working to develop a product solution architecture with the long-term goal to enable patient-optimized orthopaedic implants economically at scale by linking 3D printing and robotics with advanced pre-operative imaging. The Company has a robot prototype that can autonomously execute optimized paths for high precision insertion of implants in synthetic bone specimens. Monogram intends to produce and market robotic surgical equipment and related software, orthopaedic implants, tissue ablation tools, navigation consumables, and other miscellaneous instrumentation necessary for reconstructive joint replacement procedures. The Company has not yet made 510(k) premarket notification submissions or obtained 510(k) premarket clearances for any of its robotic products. FDA 510(k) premarket clearance is required to market the Company’s products, and the Company has not obtained FDA 510(k) premarket clearance for any of its robotic products, and it cannot estimate the timing, or assure our ability, to obtain such clearances.

Basis of Presentation

The financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts from the prior year have been reclassified to conform with the current year presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company may maintain cash balances that exceed federally insured limits.

Account Receivable

At December 31, 2023, the Company had one account receivable related to the sale of a single unit of robotic surgical equipment. This receivable was uncollateralized and recorded at its original cost. The Company estimated the expected credit loss associated with this single receivable approximated $0 and therefore, the allowance for expected credit losses was $0 at December 31, 2023. In early 2024, the Company collected the full balance due from this customer.

Equipment

Equipment expenditures, including purchased software, are recorded at cost. Costs which extend the useful lives or increase the productivity of an asset are capitalized, while normal repairs and maintenance that do not extend the useful life or increase the productivity of an asset are expensed as incurred. Equipment, including the Company’s robotic equipment, and purchased software are depreciated on a straight-line basis over the five-year estimated useful life of these assets.

Leases

Operating lease right of use assets represent a right for the Company to use underlying assets during the term of its leases. Operating lease liabilities represent the Company’s obligations to make lease payments under its lease agreements. On the commencement date of a lease, the Company recognizes an operating lease right of use asset and corresponding liability at amounts equal to the present value of the future lease payments. To calculate present value, the Company applies the nonpublic company alternative that permits the use of a risk-free discount rate, determined using a period comparable with that of the lease term. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company does not recognize a right of use asset or corresponding lease liability for any lease that, at the commencement date, has a term of 12 months or less and does not include an option to renew the lease or purchase the underlying asset that the Company is reasonably certain to exercise. Instead, the total cash payments due under a short-term lease are expensed on a straight-line basis over the term of the lease.

Long-Lived Assets

Long-lived assets, such as equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is determined to not be recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount exceeds its fair value. The Company did not experience any impairment of its long-lived assets in 2023 or 2022.

Revenue Recognition

Revenue is recognized when promised products and services are transferred to the customer. The amount of revenue recognized reflects both the fixed and variable consideration to which the Company expects to be entitled in exchange for these products and services. In general, the Company applies the following five-step model when evaluating the amount and timing of revenue recognition in its customer contracts:

Step 1 - Identify the contract(s) with a customer

Step 2 - Identify the performance obligations in the contract

Step 3 - Determine the transaction price

Step 4 - Allocate the transaction price to the performance obligations

Step 5 - Recognize revenue when (or as) performance obligations are satisfied

The Company has not yet begun its principal operations. Revenue recognized during the year ended December 31, 2023 related to the sale of a single unit of robotic surgical equipment that was recognized when control of the equipment was transferred to the customer. Since the Company originally expensed this equipment as research and development costs when it was built, no costs of goods sold were recognized when this equipment was sold in 2023.

Grant Income

During 2022, the Company recognized $256,000 of grant income related to an award from a governmental entity for research and development. This grant was considered to be outside the scope of ASC 606 because the governmental entity that provided the grant was not considered to be a customer that received reciprocal value in exchange for the grant provided to the Company. Since the grant provided the Company with payments for certain types of research and development activities, the Company’s recognized grant income when the research and development activities were completed, it was reasonably assured that the grant funding would be received, and all other conditions under the grant arrangement had been met. The Company did not receive any grant income in 2023.

Stock-based Compensation

The Company measures and records the expense related to stock-based compensation awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period, and uses the straight-line method to recognize the related stock-based compensation. The Company uses the Black-Scholes-Merton ("Black-Scholes") option-pricing model to determine the fair value of stock awards. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, including the estimated fair value and price volatility of the Company’s common stock and the expected term of the option.

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred.

Research and Development Costs

Research and development costs primarily include salaries and benefits, including stock-based compensation charges, of employees performing research and development activities, as well as costs incurred by third-party contractors delivering research and development products and services to the Company. Research and development costs are expensed as incurred.

Included in research and development are costs incurred by the Company to develop software that will be an integral component of the Company’s robotic products. Because this software has not yet met the technological feasibility criteria in Accounting Standards Codification Topic 985-20, "Software - Costs of Software To Be Sold, Leased, or Marketed", costs incurred by the Company to develop this software are expensed as incurred.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. A valuation allowance has been established to eliminate the Company’s deferred tax assets as it is more likely than not that none of the deferred tax assets will be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in income tax expense. The Company has determined that it had no significant uncertain tax positions requiring recognition or disclosure.

Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of common stock shares outstanding. To the extent that stock options, warrants, and convertible preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. For the years ended December 31, 2023 and 2022, the Company excluded the following shares from the calculation of diluted loss per share because such amounts were antidilutive:

	2023	2022
Shares issuable upon conversion of Series A Preferred Stock	—	9,795,118
Shares issuable upon conversion of Series B Preferred Stock	—	6,391,198
Shares issuable upon conversion of Series C Preferred	—	876,734
Shares issuable upon exercise of warrants	547,944	2,361,926
Shares issuable upon exercise of stock options	4,904,266	4,851,666
Total	5,452,210	24,276,642

Recent Accounting Pronouncements

The Company adopted ASU 2016-13 on January 1, 2023 which requires entities to estimate an expected lifetime credit loss on financial assets such as short-term customer receivables. The estimate of expected credit losses is intended to reflect the potential risk of loss even if management believes no such loss as been incurred as of the reporting date. The adoption of this standard did not have a material impact on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

2.Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet begun its principal operations, has not yet generated profits, incurred a net loss of $13,745,217 during the year ended December 31, 2023, and has an accumulated deficit of $51,508,664 as of December 31, 2023.

The Company’s ability to continue as a going concern in the twelve months following the date the financial statements were available to be issued is dependent upon its ability to produce revenues, raise capital, and/or obtain other financing sufficient to meet current and future obligations. Management has evaluated these conditions and believes its current cash balances, plus the additional capital available under the Common Stock Purchase Agreement described in Note 7, will be sufficient for the Company to satisfy its near-term capital needs and to continue as a going concern for a reasonable period.

3.Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures of financial instruments on a recurring basis.

Consistent with Accounting Standards Codification Topic 820, Fair Value Measurements ("ASC 820"), assets and liabilities that are required to be recorded at fair value are done so at the price that would be received to sell an asset or the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. When measuring fair value, and consistent with the fair value hierarchy in ASC 820, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs consistent with the following fair value hierarchy:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
●	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
●	Level 3 inputs are unobservable inputs for the asset or liability.

For assets and liabilities measured at fair value when there is limited or no observable market data, management applies judgment to estimate fair value and considers factors such as current pricing policy, the economic and competitive environment, the characteristics of the asset or liability, and other factors. The amounts estimated by management cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Inherent limitations in any such fair value calculation technique, including changes in discount rates, estimates of future cash flows, and other underlying assumptions, could significantly affect the results of current or future value.

As described further in Note 8, the Company had a warrant liability that was measured and recognized at fair value on a recurring basis. The fair value of the warrant liability was measured using pricing models with no observable inputs and was therefore considered a Level 3 measurement within the fair value of hierarchy. The Company’s warrant liability was the only asset or liability measured under Level 3 of the fair value hierarchy.

4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of December 31, 2023 and 2022:

	2023	2022
Receivable from investment platform vendor	$—	$157,598
Deferred issuance costs of Common Stock Purchase Agreement (see Note 8)	145,956	—
Advance paid to vendor for supply development contract	163,380	250,000
Others	354,926	380,406
Prepaid expenses and other current assets	$664,262	$788,004

The receivable from the Company’s investment platform vendor was the result of a timing difference between when investors in the Company’s offering of Series C Preferred Stock purchased shares and remitted payment to the platform vendor and when these funds were released to the Company by the platform vendor.

5.Equipment

Equipment, net consists of the following as of December 31, 2023 and 2022:

	2023	2022
Computer equipment	$146,573	$98,391
Furniture	33,413	27,405
Engineering equipment	214,547	214,547
Medical equipment	192,009	184,379
Robot equipment	527,599	524,506
Software	537,839	537,839
	1,651,980	1,587,067
Accumulated depreciation	(706,960)	(504,625)
Equipment, net	$945,020	$1,082,442

For the years ended December 31, 2023 and 2022, depreciation expense amounted to $202,335 and $176,686, respectively.

6.Intangible Assets

The Company has obtained licenses to various intellectual property expected to be used in connection with its robotic surgical orthopedic implant system and other products and systems to be developed in the future. The total costs of these licenses was $1,125,000 and these are being amortized over their estimated useful lives of five to ten years. During 2023 and 2022, the Company recorded amortization expense of $210,000 and $210,000 related to these licenses. As of December 31, 2023 and 2022, the accumulated amortization on these intangible assets was $576,250 and $366,250, respectively.

7.Preferred and Common Stock

Initial Public Offering

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

Common Stock Issued for Services

During May 2023, the Company entered into a consulting arrangement with a vendor under which the Company issued 20,689 shares of restricted Common Stock that vest on a monthly basis over a term of 12 months. The estimated fair value of these shares was $150,000 on the date of grant and is being recognized as a component of general and administrative expenses on a straight-line basis over the 12-month vesting term. In August 2023, the Company issued 4,137 shares of Common Stock with a value of $30,000 to a vendor in exchange for legal services.

Common Stock Purchase Agreement

On July 19, 2023, the Company entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, II  LLC (the “BRPC II”), pursuant to which the Company has the right to sell to BRPC II up to $20.0 million in shares of Common Stock (the “Committed Equity Shares”), subject to certain limitations and the satisfaction of specified conditions in the Common Stock Purchase Agreement, from time to time over the 24-month period commencing upon the initial satisfaction of the conditions to the BRPC II’s purchase obligations set forth in the Common Stock Purchase Agreement. Sales of Common Stock pursuant to the Common Stock Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and it is under no obligation to sell any securities to BRPC II. As of December 31, 2023, the Company had raised gross proceeds of $726,286 from the sale of 207,200 shares under the Common Stock Purchase Agreement.

As consideration for BRPC II’s commitment to purchase shares of the Company’s Common Stock, the Company issued 45,252 shares of Common Stock to BRPC II (the “Commitment Shares”) with a fair market value of $247,980 on the date of issuance. The Company also paid BPRC II a Commitment Fee of $200,000. These and other direct costs of the Common Stock Purchase Agreement were initially deferred as a component of prepaid expenses and other currents assets. Subsequently, as the Company began to sell Common Stock to BRPC II under this arrangement, these previously deferred issuance costs were reclassified against additional paid-in capital as a reduction of the issuance proceeds. At December 31, 2023, prepaid expenses and other currents assets included $145,956 of deferred issuance costs that represent the excess of costs incurred by the Company over the proceeds raised by the Company during 2023. The Company will reduce the remaining deferred issuance costs against the proceeds from additional sales under the Common Stock Purchase Agreement that are expected to occur in 2024.

Under the terms of the Common Stock Purchase Agreement, if the aggregate proceeds received by BPRC II from its resale of the Commitment Shares is less than $200,000 then, upon notice by BRPC II, the Company must pay the difference between $200,000 and the aggregate proceeds received by BPRC II from its resale of the Commitment Shares. At December 31, 2023, the market value of the Commitment Shares was $155,667. Therefore, the Company’s make-whole obligation was $44,333 and this amount was recorded as a component of accrued expenses in the accompanying balance sheet. The change in the fair value of the make-whole obligation is recorded as a component of interest income and other, net, in the accompanying statement of operations.

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

8.Stock Warrants

Pro-Dex Warrants

On December 20, 2018, the Company issued a non-dilutive warrant to Pro-Dex, Inc. (“Pro-Dex”) that had an exercise price of $1,250,000 and was exercisable into shares of Common Stock equal to five percent (5%), calculated on a post-exercise basis, of the fully diluted capitalization of the Company, as of the date or dates of exercise. At December 31, 2022, the warrant was exercisable into a total of 1,697,525 shares of the Company’s capital stock and had a fair value of $7,392,041 as estimated using a Black-Scholes valuation model with the following assumptions:

Estimated per-share fair value of common stock	$5.01
Expected term	3.0	years
Volatility	25.07%
Dividend rate	0.0%
Discount rate	4.24%

On October 6, 2023, Pro-Dex agreed to exercise the warrant and the Company received $1,250,000 in exchange for the issuance of 1,828,551 shares of Common Stock. The fair value of the warrant immediately prior to issuance was $3,504,233 and the resulting gain of $3,887,809 from the change in fair value during 2023 was recorded on the statement of operations.

As consideration for Pro-Dex agreeing to exercise this warrant, the Company agreed to issue Pro-Dex additional “Coverage Warrants”. Under the terms of the Coverage Warrants, if, (a) between October 2, 2023 and March 31, 2024 or (b) during the six month period between (i) April 1 and September 30 and (ii) October 1 and March 31 of each year thereafter, Monogram engages in or otherwise consummates an issuance of securities that results in Monogram receiving, or having the right to receive, gross proceeds of $5,000,000 or more during such period, then Monogram will issue Pro-Dex a warrant to be exercised in cash to purchase 5% (calculated after giving effect to such issuance to Pro-Dex) of the types, series and classes of securities issued during such period at a price equal to the total gross proceeds received over the such period divided by the number of securities issued during that same period on terms at least as favorable to Pro-Dex as the most favorable terms pursuant to which any such securities are acquired by any investor during such period (each, a “Coverage Warrant”). Each Coverage Warrant will be issued to Pro-Dex within ten business days after the last day of the applicable period and will have a term of six months from the date of issuance and. Pro-Dex’s rights in this regard will expire on December 31, 2025 and will apply to all Warrant Coverage issuances conducted from time to time, and at any time, by Monogram prior to that date.

In 2018, the Company and Pro-Dex entered into a development and supply agreement whereby the parties agreed, subject to certain conditions, to negotiate and endeavor to enter into a future, definitive agreement through which Pro-Dex would develop and supply end-effectors, gearing, and saws, and other surgical products to Monogram. On October 3, 2023, the Company and Pro-Dex entered into a supply agreement (the “Supply Agreement”) which represented the definitive agreement between Pro-Dex and the Company as a result of these negotiations.

Pursuant to the Supply Agreement, the Company and Pro-Dex agreed that, during the term of the Supply Agreement, the Company will exclusively purchase from Pro-Dex, and Pro-Dex will manufacture and sell to the Company, supply end-effectors, gearing, and saws, and other surgical products at purchase prices set forth in the Supply Agreement. The initial term of the Supply Agreement began on October 3, 2023 and continues for an initial period of 15 years from the date of Pro-Dex’s delivery to the Company of at least ten production units of end effectors that are fully developed and validated as reasonably agreed to between the Company and Pro-Dex.

The Chief Executive Officer of Pro-Dex is a member of the Company’s Board of Directors.

Platform Vendor Warrant

In October 2020, the Company issued a warrant to a vendor in exchange for platform and technology services provided to the Company in connection with its offering of Series B Preferred Stock. At December 31, 2022, the warrant was exercisable into 116,457 shares of Series B Preferred Stock and the estimated value of the warrant liability was $127,059. On May 18, 2023, the holder executed a cashless exercise of the warrant and received 78,837 shares of the Company’s Common Stock, which represented the difference between the total warrant shares issuable at exercise and the 37,619 warrant shares withheld by the Company to satisfy the holder’s exercise price obligation. The fair value of this warrant immediately prior to issuance was $926,335 and the resulting loss of $799,276 from the change in fair value during 2023 was recorded on the statement of operations.

Other Warrant

In February 2019, the Company entered into a warrant agreement that provided the holder with the right to acquire $1,000,000 worth of shares of the Company’s capital stock upon the occurrence of the Company raising $5,000,000 in an equity financing. At December 31, 2023 and 2022, this warrant was exercisable into 547,944 shares of Common Stock at a price of $1.83 per share. In January and February 2024, this warrant was exercised by the holder (see Note 12).

9.Stock Options

The Company has adopted a stock option plan covering the issuance of up to 5,200,000 shares of Common Stock to qualified individuals. Options granted under this plan vest over four to seven years and expire ten years from the date of the grant. The following table summarizes stock option activity for the years ended December 31, 2023 and 2022:

	Option	Weighted-Average	Weighted-Average
	Number of	Exercise	Remaining
	Shares	Price Per Share	Contractual Term
Options outstanding at January 1, 2022	2,759,264	$1.66	8.3
Granted	2,149,152	$2.19	—
Exercised	—	—	—
Canceled	(56,750)	$0.49	—
Options outstanding at December 31, 2022	4,851,666	$1.91	8.4
Granted	113,500	$2.19	—
Exercised	—	—	—
Canceled	(60,900)	$0.78	—
Options outstanding at December 31, 2023	4,904,266	$1.93	7.5
Options exercisable at December 31, 2023	2,272,354	$1.71	6.4

Stock-based compensation expense resulting from granted stock options was $1,558,779 and $743,274 for the years ended December 31, 2023 and 2022, respectively. The aggregate intrinsic value of all outstanding stock options at was $7,579,018 at December 31, 2023. The aggregate intrinsic value of exercisable stock options was $3,979,875 at December 31, 2023.

Stock-based compensation included in research and development, marketing and advertising, and general and administrative expenses was as follows for the years ended December 31, 2023 and 2022:

	2023	2022
Research and development	$846,562	$410,829
Marketing and advertising	17,749	30,267
General and administrative	694,468	302,178
Total stock-based compensation expense	$1,558,779	$743,274

Unrecognized stock-based compensation expense of $5,719,199 at December 31, 2023 will be recognized in future periods as the related stock options continue to vest over a weighted - average period of 3.1 years. The weighted-average remaining contractual life of previously granted stock options was 7.47 years at December 31, 2023.

The weighted average grant-date fair values of stock options granted in 2023 and 2022 was $4.76 and $3.16, respectively, and were estimated using a Black-Scholes valuation model with the following assumptions:

	2023		2022
Expected term	6.72	years	7.21	years
Volatility	26.05%		27.03%
Dividend rate	0.0%		0.0%
Discount rate	3.56%		3.32%

10.Income Taxes

Due to the net losses incurred by the Company, no income tax expense was recorded for the years ended December 31, 2023 and 2022.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	2023	2022
Deferred tax assets, net:
Net operating loss carryforwards and tax credits	$7,487,000	$5,255,000
Stock-based compensation	527,000	199,000
Accrued expenses	29,000	—
Operating lease right-of-use asset	(98,000)	—
Operating lease liability	103,000	—
Fixed assets	(114,000)	—
Intangible assets	2,000	—
Capitalized Section 174 research and experimental costs	1,110,000	—
Valuation allowance	(9,046,000)	(5,454,000)
Net deferred assets	$—	$—

Given the significant uncertainty of future utilization of taxable benefits from the Company’s net operating losses, a full valuation allowance has been recorded, resulting in a net increase in the valuation allowance of $3,592,000 during the year ended December 31, 2023.

The following is a reconciliation of the tax provisions for the years ended December 31, 2023 and 2022 with the statutory Federal income tax rates:

	Percentage of Pre-Tax Income
	2023	2022
Statutory Federal income tax rate	21.0%	21.0%
Loss generating no tax benefit	(21.0)	(21.0)
Effective tax rate	—	—

The Company did not have any material unrecognized tax benefits as of December 31, 2023 and 2022 and does not expect its unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company incurred no interest or penalties relating to unrecognized tax benefits during the years ended December 31, 2023 and 2022.

The Company is subject to U.S. federal income tax, as well as taxes by various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending December 31, 2019 through 2023.

At December 31, 2023, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $35,146,000, of which $659,000 will expire through 2037 and $34,487,000 have an indefinite life. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar State provisions.

During the years ended December 31, 2023 and 2022, the Company recognized research and development payroll tax credits of approximately $109,000 and $147,000, respectively. Such amounts were recorded as a reduction of research and development expenses on the accompanying statements of operations.

11.Commitments and Contingencies

Under the Company’s Exclusive License Agreement with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”), the Company has an obligation to make certain payments to Mt. Sinai as a result of reaching certain milestones in the development and sales of the product, and for significant events related to the Company. The Company is currently in discussions with Mt. Sinai as to whether the Company becoming publicly traded on Nasdaq without undertaking a traditional initial public offering constitutes a “Significant Transaction” under the licensing agreement. Under the licensing agreement, if at the time of completion of a “Significant Transaction” the Company has a valuation greater than $150,000,000, Mount Sinai will receive 1% of the fair market value of Company at the time of completion of the Significant Transaction. It is the Company’s position that no Significant Transaction has occurred – but there is no guarantee the Company and Mount Sinai will come to a consensus on this point. If we cannot come to an agreement with Mount Sinai on this point, we may be forced into litigation – and even if we pursue litigation, it is possible that a court would not rule in our favor. If the Company is required to pay this amount, it could have a material adverse effect on the Company’s operations.

Litigation

The Company accrues for loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. Costs for professional services associated with litigation claims are expensed as incurred. As of December 31, 2023 and 2022, the Company has not incurred or accrued any amounts for litigation matters.

Leases

The Company entered into a lease for its headquarters in February 2020 and executed an amendment to expand these premises in March 2022. The terms of both the original lease and amendment expire in June 2027.

The following table summarizes additional information related to the Company’s accounting for operating leases for years ended December 31:

	2023		2022
Total operating lease expense	$140,654		$134,641
Cash paid related to operating lease liabilities	$133,549		$123,053
Weighted-average remaining lease term	3.50	years	4.50	years
Weighted-average discount rate used to determine operating lease liabilities	2.78%		2.78%

Future minimum lease payments due under noncancelable operating leases as of December 31, 2023, are as follows:

2024	$140,265
2025	146,450
2026	152,309
2027	78,311
Total minimum lease payments	517,335
Less: amounts representing interest	(25,335)
Present value of operating lease liabilities	$491,990

12.Subsequent Events

In two transactions during January and February 2024, the holder of the warrant exercisable into 547,944 shares of the Company’s Common Stock executed a cashless exercise under which the Company issued the holder a total of 246,458 shares of Common Stock and retained the remaining shares as settlement of the $1.83 per share exercise price of the warrant.

In March 2024, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation that removed the previously authorized shares of Series A, Series B, Series C, and Series D Preferred Stock. As a result of this change, the Company is now authorized to issue 60,000,000 shares of undesignated Preferred Stock. No shares of Preferred Stock were issued prior to the date these financial statements were issued.

The Company evaluated subsequent events through March 14, 2024 , the date these financial statements were issued, for events that should be recorded or disclosed in the financial statements for the year ended December 31, 2023. The Company concluded that no other events have occurred that would require recognition or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On March 14, 2024, the Company filed with the Delaware Secretary of State its Sixth Amended and Restated Certificate of Incorporation, following the approval of the Company’s board of directors and stockholders of the Sixth Amended and Restated Certificate of Incorporation. The Company has not yet received confirmation of acceptance of the Sixth Amended and Restated Certificate of Incorporation from the Delaware Secretary of State.

The Sixth Amended and Restated Certificate of Incorporation was previously described in the Company’s DEF 14A filed with the SEC on October 6, 2023, and had the effect of (i) eliminating all Series A, Series B, and Series C classes of Preferred Stock of the Company, leaving only a single authorized class of Preferred Stock, with 60,000,000 shares of Preferred Stock authorized; and (ii) to establishing a classified board of directors with three classes and staggered terms.

Additionally, on March 12, 2024,  the Company’s board of directors approved and adopted Amended and Restated Bylaws of the Company, which, became effective as the bylaws of the Company on same date. The Amended and Restated Bylaws amended a number of provisions of the Company’s bylaws, including, but not limited to (i) reducing the quorum requirement for stockholder meetings of the Company from a majority to 1/3; and (ii) increasing the minimum number of shares required to call a special meeting of stockholders of the Company from 25% to 67% of the issued and outstanding shares entitled to vote..

The foregoing descriptions of the Sixth Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws are qualified by reference to the text of these documents, filed as Exhibits 3.1 and 3.2 to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

PART III

Items 10. Directors, Executive Officers and Corporate Governance

			Date Appointed
			to
			Current
Name	Position	Age	Position
Executive Officers
Benjamin Sexson	Chief Executive Officer, President	40	April 2018
Noel Knape	Chief Financial Officer	55	January 2023

Directors
Benjamin Sexson	Director (Class III)	40	April 2018
Dr. Douglas Unis	Director (Class III)	55	April 2016
Rick Van Kirk*	Director (Class I)	63	April 2016
Colleen Gray*	Director (Class I)	70	November 2023
Paul Riss*	Director (Class II)	68	November 2022

Significant Employees
Kamran Shamaei, PhD	Chief Technology Officer	41	April 2021

*Independent Director

Directors

Delaware law permits a company to establish a classified board of directors in its certificate of incorporation approved by stockholders. The Sixth Amended and Restated Certificate of Incorporation includes such a classified board provision which provides that directors will be classified into three classes as nearly equal in number as possible. One class (Class I) would hold office initially for a term expiring at the 2024 annual meeting of stockholders; another class (Class II) would hold office initially for a term expiring at the 2025 annual meeting of stockholders; and another class (Class III) would hold office initially for a term expiring at the 2026 annual meeting of stockholders. At each annual meeting following this initial classification and election, the successors to the class of directors whose terms expire at that meeting would be elected for a term of office to expire at the third succeeding annual meeting after their election and until their successors have been duly elected and qualified.

Our officers are appointed by our board of directors and hold office until removed by the board. All officers will remain in office until their successors have been duly elected and qualified.

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Benjamin Sexson, CFA – Chief Executive Officer, President, and Director

Benjamin Sexson is the Chief Executive Officer, President, and a Director of Monogram Orthopaedics, and has served in such capacities since he joined the Company in April 2018. Prior to joining Monogram, Mr. Sexson served as the Director of Business Development at Pro-Dex, Inc., one of the largest OEM manufacturers of Orthopaedic Robotic End-Effectors in the world, from October 2015 to April 2018. In his tenure at Pro-Dex, Mr. Sexson was responsible for helping support the development, management, and launch of the Company’s first ever custom proprietary product solution and successfully negotiating high margin distribution agreements with a major strategic partner. In addition, Mr. Sexson helped secure and negotiate two additional major development agreements and helped expand the Company’s addressable markets from powered surgical tools in CMF to Thoracic, Trauma, Spine and Extremities as well as other product applications. Mr. Sexson is a named inventor on multiple patent applications at Pro-Dex. Prior to joining Pro-Dex, Mr. Sexson started Brides & Hairpins, a successful B2B retail brand that currently supplies Nordstrom, Bloomingdales, Urban Outfitters. Prior to that, Mr. Sexson worked in various finance positions and is a CFA Charterholder. Mr. Sexson graduated with honors from Caltech with a Bachelor’s Degree in Mechanical Engineering in 2006.

Noel Knape, CPA, MBA – CFO

Mr. Knape has over 25 years of financial management experience leading financial departments in multinational publicly traded companies as well as developing and implementing financial control infrastructures for Private Equity backed companies in the initial stages of business. Before joining Monogram, he was CFO of ProFlex Technologies from September 2020 January 2023, a start-up technology company commercializing proprietary leak detection technology in the oil and gas transmission industry, where he has implemented and managed financial control and reporting functions, developed pricing and market entry strategies, and developed the pitch deck and valuation for negotiations with their strategic partner for future acquisition. He is still an advisor to Proflex Technologies. Prior to ProFlex, he was VP of Finance at Newpark Fluids Systems from January 2019 to April 2020, where he oversaw the restructure of the North American Operations to rationalize costs and led the development of the 5-year strategic plan. As VP Finance at MicroSeismic, Inc. from 2016 to 2019, he led the accounting and finance functions and managed investor and bank relations. As Americas Controller with Shawcor, he led the financial integration of several acquisitions, restructured the operations in Brazil, and implemented the Oracle ERP system. Mr. Knape has held several senior financial management positions internationally, including Country Controller, and Regional Controller with Weatherford International, Saxon Resources and Western Geophysical where he acted as the business partner of the operations manager and safeguarded the company assets. He is a board member of Kizer Energy, serving as head of the internal control and audit committee. He holds a Master of International Management from The American Graduate School of International Management (Thunderbird) and a CPA license issued by the Arizona Board of Accountancy. Mr. Knape is an avid alpine skier and outdoor enthusiast.

Dr. Douglas Unis – Founder and Director

Dr. Douglas Unis is a board certified orthopaedic surgeon specializing in adult reconstructive surgery and is the founder and Chief Medical Officer of Monogram Orthopaedics, Inc. Dr. Unis founded Monogram Orthopaedics in 2015, and has served as a Director of the Company since its inception. Dr. Unis has served as an Associate Professor at the Icahn School of Medicine since November 2015 and has been a practicing surgeon since 2004. He began serving as an Assistant Professor at Icahn School of Medicine at Mount Sinai in March 2014, until becoming an Associate Professor in November 2015. Dr. Unis has consulted with many leading orthopaedic companies including Zimmer Biomet and Think Surgical. Prior to founding Monogram Orthopaedics, Dr. Unis was a consultant with Think Surgical, working with them for over 4 years to help with the development of their robotic total hip and knee arthroplasty system. Dr. Unis is widely recognized as a leader and innovator in the NYC area having performed the regions’ first muscle sparing anterior total hip replacement in 2005. Dr. Unis earned his BA from Duke University and Doctor of Medicine from Case Western Reserve University and later completing his residency at Northwestern University and a fellowship from Rush University in Adult Reconstruction.

Rick Van Kirk – Independent Director

Mr. Richard L. Van Kirk is a Director of Monogram, and has served in this capacity since our inception. He is the Chief Executive Officer of Pro-Dex, Inc. (“Pro-Dex”), the largest OEM manufacturer of Orthopaedic Robotic End-Effectors on the market. Mr. Van Kirk also serves on Pro-Dex’s Board of Directors. Mr. Van Kirk was appointed to the Board of Directors of Pro-Dex concurrent with his appointment as its CEO in January 2015. He joined Pro-Dex in January 2006 and was named Pro-Dex’s Vice President of Manufacturing in December 2006. In April 2013 he was appointed as the Chief Operating Officer of Pro-Dex. Mr. Van Kirk’s career includes over 13 years of management experience in manufacturing. Mr. Van Kirk previously served as Manufacturing Manager and Manager of Product Development at Comarco Wireless Technologies, ChargeSource Division, which provides power and charging functionality for popular electronic devices and wireless accessories. Prior to Comarco, Mr. Van Kirk was General Manager at Dynacast, a leader in precision die casting. Mr. Van Kirk earned a BA in Business Administration at California State University, Fullerton, and an MBA from Claremont Graduate School.

Colleen Gray – Independent Director

Ms. Gray has over 25 years of operations and financial management experience with emerging, high-growth companies in the data storage and orthopedic industries. Ms. Gray served as the President and Chief Executive Officer of Consensus Orthopedics, a global manufacturer of large joint orthopedic devices, from August 2008 until May 2021. Under her tenure, Ms. Gray led the development of 5 new product lines, navigated the FDA regulatory approval process, and drove revenue from $4M in annual sales to $21M in annual sales. Additionally, Consensus became a leader in the patient monitoring device market with its medical-grade interactive surface sensor products through its TracPatch Health Division. Ms. Gray assumed the role of Chief Executive Officer of Tracpatch in January 2016 and served through August of 2023. In this role, Ms. Gray led the raise of over $27M in early round financing and closed commercial agreements with two large hospital systems.

Before joining Consensus Orthopedics, Ms. Gray was President and Chief Executive Officer at Solid Data Systems, where she successfully negotiated and managed the sale of the company. Before Solid Data, Ms. Gray was a co-founder of StorageWay, Inc., one of the first cloud-based storage service providers, serving as its Vice President of Finance and Chief Financial Officer. Ms. Gray began her career with the Mylex Corporation in April 1992. She served as its Vice President of Finance and Chief Financial Officer during its successful public offering and IBM’s company acquisition. Mylex led storage management and data protection in the networked PC and server environments. Ms. Gray received a Bachelor of Science in Accounting from Arizona State University and is a member of Women in Bio.

Paul Riss, MBA – Independent Director

Mr. Riss has 30 years of experience with Securities Act and Exchange Act filings as a CEO of publicly traded companies and as a CPA with Ernst & Young. He is the Chief Compliance Officer and a board member of an equity-based funding portal, Netcapital Funding Portal Inc., and a member of FINRA and the AICPA. Ernst & Young selected Mr. Riss as a 2001 finalist in the Entrepreneur of the Year award program for the Connecticut / Hudson Valley region. Mr. Riss earned an MBA with distinction from the Stern School of Business at New York University and was a Magna Cum Laude graduate with distinction from Carleton College. In 2000, he won the James P. Kelly Award for distinguished public service as a member of the Westchester chapter of the New York State Society of Public Accountants. Mr. Riss wrote and directed ten musical parodies to raise money for college scholarships.

Kamran Shamaei, Ph.D. – Chief Technology Officer

Kamran Shamaei received a Ph.D. from Yale University and MSc from ETH Zurich and did his postdoctoral research at Stanford University, focusing on Medical Robotics. He has extensive experience developing FDA-cleared surgical robots - Dr. Shamaei has worked on robots in early-stage development and is actively in use. Before joining Monogram, Dr. Shamaei supported the development of Monarch robots at Auris Health, Inc. Before joining Auris, Dr. Shamaei worked with Think Surgical Inc. on the TSolution One Robot, one of the earliest FDA-approved active milling orthopaedic robots. Dr. Shamaei was also a Principal Engineer at Motional, leading the planning team in Pittsburgh. He also served as the CTO and co-founder of a stealth startup developing surgical platforms and served as the Director of Platform at Carbon Robotics.

Kamran Shamaei joined Monogram as VP of Engineering on April 5, 2021, and was promoted to Chief Technology Officer effective January 1, 2022 (which is not a formal executive officer position of the Company duly appointed by the Board, but a position title).

Family Relationships

There are no family relationships among any of our executive officers and directors.

Corporate Governance

Director Independence

We have listed our shares of Common Stock on the Nasdaq Capital Market. Under the rules of Nasdaq, “independent” directors must make up a majority of a listed company’s Board of Directors. In addition, applicable Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent within the meaning of the applicable Nasdaq rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934 (the “Exchange Act”).

Our Board of Directors currently consists of five (5) members. Our Board of Directors has determined that Paul Riss, Rick Van Kirk, and Colleen Gray qualify as independent directors in accordance with the Nasdaq Capital Market, or Nasdaq listing requirements. Messrs. Sexson and Unis are not considered independent. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business, personal activities, and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

As required under Nasdaq rules and regulations and in expectation of listing on Nasdaq, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.

Board Leadership Structure and Board’s Role in Risk Oversight

Benjamin Sexson is the Chairman of the Board. The Chairman has authority, among other things, to preside over Board meetings and set the agenda for Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board of Directors. We currently believe that separation of the roles of Chairman and Chief Executive Officer ensures appropriate oversight by the Board of our business and affairs. However, no single leadership model is right for all companies and at all times. The Board of Directors recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board may periodically review its leadership structure. In addition, following the qualification of this offering, the Board will hold executive sessions in which only independent directors are present.

Our Board is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Risk is inherent in every business. As is the case in virtually all businesses, we face a number of risks, including operational, economic, financial, legal, regulatory, and competitive risks. Our management is responsible for the day-to-day management of the risks we face. Our Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management.

In its oversight role, our Board of Directors’ involvement in our business strategy and strategic plans plays a key role in its oversight of risk management, its assessment of management’s risk appetite, and its determination of the appropriate level of enterprise risk. Our Board of Directors receives updates at least quarterly from senior management and periodically from outside advisors regarding the various risks we face, including operational, economic, financial, legal, regulatory, and competitive risks. Our Board of Directors also reviews the various risks we identify in our filings with the SEC and risks relating to various specific developments, such as acquisitions, debt and equity placements, and new service offerings.

Our Board committees will assist our Board of Directors in fulfilling its oversight role in certain areas of risk.

Attendance of Directors at Annual Meetings

While we do not have a formal policy requiring our directors to attend stockholder meetings, directors are invited and encouraged to attend all meetings of stockholders. We completed our listing on Nasdaq in May 2023 and held our 2023 annual meeting of stockholders in November 2023.

Committees of the Board of Directors

The Board of Directors has established an Audit Committee, Compensation Committee, and Nomination Committee. The composition and functions of each committee are described below.

Audit Committee

The Audit Committee has three members - Paul Riss, Rick Van Kirk, and Colleen Gray. Paul Riss serves as the chairman of the Audit Committee and satisfies the definition of “audit committee financial expert”.

Our Audit Committee is authorized to:

●	approve and retain the independent auditors to conduct the annual audit of our financial statements;
●	review the proposed scope and results of the audit;
●	review and pre-approve audit and non-audit fees and services;
●	review accounting and financial controls with the independent auditors and our financial and accounting staff;
●	review and approve transactions between us and our directors, officers and affiliates;
●	recognize and prevent prohibited non-audit services; and

●	establish procedures for complaints received by us regarding accounting matters; oversee internal audit functions, if any.

Nomination Committee

The Nomination Committee has three members – Paul Riss, Rick Van Kirk, and Colleen Gray. Paul Riss serves as the chairman of the Nomination Committee.

The function of our Nomination Committee is primarily to identify individuals qualified to become Board members and recommending directors to be elected by the Board. The Company’s goal is to assemble a diverse Board that brings together a variety of skills derived from high quality business and professional experience.

Compensation Committee

The Compensation Committee has three members, including Paul Riss, Rick Van Kirk, and Colleen Gray. Paul Riss serves as the chairman of the Compensation Committee.

Our Compensation Committee is authorized to:

●	review and determine the compensation arrangements for management;
●	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;
●	administer our stock incentive and purchase plans; and
●	review the independence of any compensation advisers.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has been an officer or employee of our Company, nor will they be. None of our executive officers has served as a member of the board of directors, or as a member of the Compensation Committee or similar committee, of any entity that has one or more executive officers who served on our board of directors or Compensation Committee during 2021, 2022, 2023, or thus far in 2024. For a description of transactions between us and members of our Compensation Committee and affiliates of such members, as applicable, please see “Certain Relationships and Related Party Transactions”.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting.

Indemnification of Directors and Officers and Insurance

Our Sixth Amended and Restated Certificate of Incorporation contains provisions limiting the liability of directors to the fullest extent permitted by Delaware law, and provides that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. Our Sixth Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws also provide our Board of Directors with discretion to indemnify our employees and other agents when determined appropriate by the Board. We have also purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment under certain circumstances.

We have also entered into indemnification agreements with each of our executive officers and directors that provide our executive officers and directors with contractual rights to indemnification, and expense advancement and reimbursement, to the fullest extent permitted under the laws of the State of Delaware in effect from time to time, subject to certain exceptions contained in those agreements.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our Company pursuant to the foregoing provision, we have been informed that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. Based solely on its review of the forms it received, or written representations from reporting persons, except as set forth herein, the Company believes that all of its directors, executive officers, and greater than 10% beneficial owners complied with all such filing requirements during 2022 and 2023 to date.

Item 11. Executive Compensation

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2023 and 2022 by (i) our principal executive officer and (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2023 and whose total compensation for the 2023 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000 (collectively referred to as the “Named Executive Officers”):

Summary Compensation Table

								Non-Qualified
							Non-Equity	Deferred
			Cash	Stock	Option		Incentive Plan	Compensation	All Other
	Year	Salary	Bonus	Award	Awards(1)		Compensation	Earnings	Compensation	Total
Benjamin Sexson Chief Executive Officer	2022	$250,000	$125,000	$—	$1,221,000	(2)	$—	$—	$—	$1,596,000
	2023	$250,000	$125,000	$—	$—		$—	$—	$—	$375,000
Noel Knape Chief Financial Officer	2022	$—	—	$—	$—		$—	$—	$—	$—
	2023	$160,410	$8,000	$—	$297,000	(3)	$—	$—	$—	$465,410
Kamran Shamaei Chief Technology Officer	2022	$235,000	$125,000	$—	$1,887,000	(4)	—	$—	—	$2,247,000
	2023	$275,000	$72,000	$—	$—		—	$—	—	$347,000
(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	During the year ended December 31, 2022, the Company granted Mr. Sexson options exercisable into 330,000 shares of Common Stock. For the assumptions used to determine the grant date fair value of these options, refer to Footnote 9 in the “Notes to Financial Statements”.
(3)	During the year ended December 31, 2023, the Company granted Mr. Knape options exercisable into 50,000 shares of Common Stock. For the assumptions used to determine the grant date fair value of these options, refer to Footnote 9 in the “Notes to Financial Statements”.
(4)	During the year ended December 31, 2022, the Company granted Mr. Shamaei options exercisable into 510,000 shares of Common Stock. For the assumptions used to determine the grant date fair value of these options, refer to Footnote 9 in the “Notes to Financial Statements”.

Director Compensation

For the fiscal year ended December 31, 2023 we paid our directors as follows:

	Fees					Non-equity	Nonqualified
	earned					incentive	deferred
	or paid in		Stock	Option		plan	compensation	All other
Name	cash		awards	awards(2)		compensation	earnings	compensation		Total
Benjamin Sexson	$—	(1)	—	$—		—	—	—		$
Dr. Douglas Unis	$		—	$—		—	—	30,000	(2)		$30,000
Rick Van Kirk	—		—	$—		—	—	—			$—
Noel Goddard	—		—	$—		—	—	—			—
Colleen Gray	$833	(3)		$14,280	(4)						$15,113
Paul Riss	$30,000	(5)		$—							$30,000
(1)	Mr. Sexson receives no compensation for his role as Director. His compensation for his CEO role is noted in the previous table.
(2)	As per the Consulting Agreement between Dr. Unis and the Company executed on April 5, 2021, Dr. Unis earns $375 per hour for consulting services unrelated to his position as a director. In 2023 Dr. Unis performed_80 hours of Consultancy Services and was paid $30,000.
(3)	Pursuant to a consulting agreement with the Company, Ms. Gray earns an annual fee of $10,000 for services performed for the Company. During 2023, the pro rata portion of this fee earned by Ms. Gray was $833.
(4)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. During the year ended December 31, 2023, the Company granted Ms. Gray options exercisable into 3,000 shares of Common Stock. For the assumptions used to determine the grant date fair value of these options, refer to Footnote 9 in the “Notes to Financial Statements”.
(5)	Pursuant to a consulting agreement with the Company, Mr. Riss earns an annual fee of $30,000 for services performed for the Company.

Executive Employment Agreement – Benjamin Sexson

The Company has an employment agreement with its Chief Executive Officer, Benjamin Sexson. The employment agreement provides for an annual base salary of $250,000 as a result of the achievement certain milestones set forth in Mr. Sexson’s employment agreement. In addition to his salary, Mr. Sexson is eligible to earn an annual bonus in an amount of 50% of his aggregate base salary earned in such year, subject to the achievement of Company performance metrics and individual performance goals, milestones and objectives, as established from time to time by an appropriate committee of the Board.

Pursuant to Mr. Sexson’s employment agreement, Mr. Sexson is also entitled to pre-emptive rights permitting him preserve his vested equity position in the Company in the event of any additional issuances of Company Common Stock (or securities convertible into Common Stock), at a per-share price equal to the then current fair market value, as reasonably determined by the Board. Mr. Sexson does not intend to exercise this pre-emptive right in this offering.

Per the terms of Mr. Sexson’s employment agreement, Mr. Sexson also received an equity grant of 3,914,160 split-adjusted shares of the Company’s Common Stock under the Company’s 2019 Stock Option and Grant Plan. All 3,914,160 shares of Company Common Stock granted to Mr. Sexson have vested.

Mr. Sexson’s employment with the Company is “at will”, and either Mr. Sexson or the Company may terminate the employment agreement at any time, with or without cause. There is no set termination date under Mr. Sexson’s employment agreement.

Executive Employment Agreement – Noel Knape

The Company has an employment agreement with its Chief Financial Officer, Noel Knape, effective January 4, 2023. The employment agreement provides for an annual base salary of $170,000. In addition to his salary, Mr. Knape is eligible to earn an annual bonus, subject to the discretion of the Company’s management and board of directors. The amount of such bonus, if any, will be contingent on the Company’s and Mr. Knape’s performance in the given year.

Per the terms of Mr. Knape’s employment agreement, Mr. Knape also received an equity grant of 50,000 options for the Company’s Common Stock under the Company’s 2019 Stock Option and Grant Plan. The options have a strike price of $1.67. 25% of the options vested on January 4, 2024. The remaining 75% of the options shall vest and become exercisable in twelve equal 6-month installments over the six-year period following the first anniversary of the employment agreement, provided Mr. Knape continues to have a service relationship with the Company on each vesting date.

Mr. Knape’s employment with the Company is “at will”, and either Mr. Knape or the Company may terminate the employment agreement at any time, with or without cause. There is no set termination date under Mr. Knape’s employment agreement.

Executive Employment Agreement – Kamran Shamaei

The Company has an employment agreement with its CTO, Kamran Shamaei, effective February 11, 2023. The employment agreement provides for an annual base salary of $225,000, as well as a signing bonus $110,000.

In addition to his salary, Mr. Shamaei is eligible to earn an annual bonus of up to 10% of his base salary, subject to the discretion of the Company’s management and board of directors. The amount of such bonus, if any, will be contingent on the Company’s and Mr. Shamaei performance in the given year. Further, Mr. Shamaei is eligible to receive a $250,000 bonus upon Monogram receiving FDA approval of its robotic system.

Per the terms of Mr. Shamaei’s employment agreement, Mr. Shamaei also received an equity grant of 150,000 options for the Company’s Common Stock under the Company’s 2019 Stock Option and Grant Plan. 25% of the options vested on the anniversary date of the employment agreement. The remaining 75% of the options shall vest and become exercisable in twelve equal 6-month installments over the six-year period following the first anniversary of the employment agreement, provided Mr. Shamaei continues to have a service relationship with the Company on each vesting date.

Mr. Shamaei’s employment with the Company is “at will”, and either Mr. Shamaei or the Company may terminate the employment agreement at any time, with or without cause. There is no set termination date under Mr. Shamaei’s employment agreement.

Consulting Agreement – Dr. Douglas Unis

On April 5, 2021, Dr. Unis and the Company entered into a consulting agreement, pursuant to which the Company agreed to pay Dr. Unis $95.00 per hour for consultancy services provided by Dr. Unis.

Pursuant to the consulting agreement, Dr. Unis is engaged as an independent contractor. The consulting agreement has customary intellectual property and/or invention assignment provisions, whereby any work product of Dr. Unis created in his capacity as a consultant for the Company is automatically assigned to the Company. The agreement also contains customary nondisclosure provisions.

The agreement will continue in effect until Dr. Unis’ services under the agreement are complete, or until the agreement is terminated by either party at their option. If Dr. Unis is unable to offer a minimum of 12 hours of service per year, it will serve as grounds for reasonable termination of the agreement.

Equity Incentive Plans

The Company adopted its Amended and Restated 2019 Stock Option Plan on August 28, 2020 (the “Plan”), which reserves 5,200,000 shares of Common Stock for issuance under the Plan, with up to 1,560,000 of those shares of Common Stock allowed for issuance pursuant to incentive stock options (as adjusted for the Stock Split).

The majority of the material terms of grants under the Plan are set by the Board of Directors of the Company on an individual basis (i.e. vesting periods, exercise prices, etc.).

For the years ended December 31, 2023 and 2022, we awarded 53,000 and 660,000 in in stock options (exercisable into shares of Common Stock), respectively, with vesting periods of four to seven years, to our officers and directors (as adjusted for the Stock Split).

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares of Common Stock underlying outstanding equity incentive plan awards for each named executive officer and directors as of December 31, 2023, as adjusted to reflect the Stock Split.

	Option Awards
			Equity incentive plan
		Number of securities	awards: Number of
	Number of securities	underlying unexercised	securities underlying	Option	Option
	underlying unexercised	options (#)	unexercised unearned	exercise	expiration
Name	options (#) exercisable	unexercisable	options (#)	price ($)	date
Benjamin Sexson
Grant #1	320,000		—	$0.31	5/27/2029
Grant #2	562,500	187,500	—	$2.00	8/1/2030
Grant #3	—	330,000	—	$1.67	1/1/2033
Dr. Douglas Unis
Grant #1	360,000		—	$0.31	5/27/2029
Grant #2	562,500	187,500	—	$2.00	8/1/2030
Grant #3	—	330,000	—	$1.67	1/1/2033
Rick Van Kirk	1,000	1,000	—	$2.00	7/31/2030
Noel Goddard	2,000		—	$2.00	8/20/2030

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets out, as of March 4 2024 the voting securities of the Company that are owned by executive officers and directors, and other persons holding more than 5% of any class of the Company’s voting securities or having the right to acquire those securities.

	Shares of Common		Percent of Common
	Stock Beneficially		Stock Beneficially
Name and Address of Beneficial Owner	Owned		Owned (9)
Executive Officers(1)
Benjamin Sexson	5,065,080	(2)	14.6%
Kamran Shamaei	374,176	(3)	1.08%
Noel Knape	12,500	(4)	0.04%

Directors(1)

Dr. Douglas Unis	4,631,372	(5)	13.4%

Rick Van Kirk	1,250	(6)	0.0%
Noel Goddard	2,000	(7)	0.01%
Paul Riss	11,250		0.03%

All Executive Officers and Directors As a Group	9,721,327		28.1%

5% or Greater Holders

The Icahn School of Medicine at Mount Sinai, 1 Gustave L. Levy Pl, New York, NY 10029	2,360,304		6.8%

Pro-Dex, Inc., 2361 McGaw Ave, Irvine, CA 92614	1,828,551	(8)	5.3%
(1)	Unless otherwise noted, the business address of each of those listed in the table above is c/o Monogram Orthopaedics, Inc., 3913 Todd Lane, Austin, TX 78744
(2)	Includes 4,006,330 shares of Common Stock and 1,058,750 vested options which are exercisable in 60-days.
(3)	Includes 2,926 shares of Common Stock and 371,250 vested options, which are exercisable within 60 days.

(4)	Includes 12,500 vested options, which are exercisable within 60 days.
(5)	Includes 3,532,622 shares of Common Stock and 1,098,750 vested options, which are exercisable in 60-days. In addition, not included in this number, Dr. Unis and the Icahn School of Medicine at Mount Sinai agreed, pursuant to a separate agreement to which the Company is not a party, that Dr. Unis is entitled to 33.3% of 65% of those 2,360,304 shares owned by Mount Sinai, or 510,887 shares of Common Stock. Mount Sinai has not issued Dr. Unis these shares to date and Dr. Unis does not have any voting rights with regard to these shares. Dr. Unis has not been issued these shares by Mount Sinai to date and Dr. Unis does not have any voting rights with regard to these shares.
(6)	Solely includes vested options which are exercisable in 60-days.
(7)	Solely includes vested options which are exercisable in 60-days.
(8)	See footnote (3) above regarding the agreement Dr. Unis has to acquire 510,887 shares of Common Stock owned by Mount Sinai.
(9)	Based on 31,633,995 shares of Common Stock outstanding as of March 4, 2024 plus 2,991,992 of vested options which are exercisable within 60 days from March 31 – May 30, for a total denominator of 34,625,987

Item 13. Certain Relationships and Related Transactions

On October 3, 2017, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Icahn School of Medicine at Mount Sinai (“Mount Sinai”), an entity which is affiliated with one of our Directors, Doug Unis, who is employed as an associate professor at Mount Sinai. The License Agreement has subsequently been amended, most recently on May 31, 2023. Collectively, we refer to the Exclusive License Agreement and its subsequent amendments as the “License Agreement”.

The License Agreement grants Monogram a royalty-bearing, world-wide right and (a) exclusive license, with the right to grant sublicenses (on certain conditions) to certain intellectual property relating to customizable bone implants and surgical planning software and (b) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information for the exploitation of the intellectual property in its field of use. Pursuant to the License Agreement, Mount Sinai had the right to receive 12% of the fully-diluted outstanding Common Stock of the Company until the Company received an aggregate of $10,000,000 in cash in exchange for its equity securities, which occurred after the Company’s Regulation A Offering of Series A Preferred Stock, resulting in the issuance of a total of 2,249,188 shares of Common Stock to Mount Sinai pursuant to the License Agreement. Of this total, Dr. Unis and the Icahn School of Medicine at Mount Sinai agreed, pursuant to a separate agreement to which the Company is not a party, that Dr. Unis is entitled to 33.3% of 65% of those 2,249,188 shares owned by Mount Sinai, or 486,836 shares of Common Stock. Dr. Unis has not been issued these shares by Mount Sinai to date. Currently, all shares issuable to Mount Sinai pursuant to the terms of the License Agreement have been issued.

Pursuant to the terms of the License Agreement, we must have a first commercial sale our products by October 3, 2025. The Company may, at least thirty (30) days prior to its first commercial sale, request additional extensions to this first commercial sale deadline in one (1) year increments, each time with payment of an extension fee of $50,000. Monogram may extend the deadline in this manner two (2) additional times. If Monogram uses all of its extensions, and still has not met this first commercial sale deadline, it would constitute a breach of the License Agreement, and Mount Sinai would have the right to give us a notice of default, and could ultimately terminate the License Agreement if we fail to cure this default within sixty (60) days. Termination will not relieve Monogram of any monetary or any other obligation or liability accrued under the License Agreement at the time of termination. In addition, if Monogram has sublicensed the agreement at the time of termination, the sublicense will become a direct license between Mount Sinai and the sublicensee. Monogram does not have any direct right to terminate this License Agreement with Mount Sinai prior to the completion of the term of the License Agreement.

In addition, as part of the License Agreement, we entered into a stock purchase agreement with Mount Sinai for the shares of Common Stock already issued to Mount Sinai.

On March 18, 2019, the Company entered into an option agreement (the “Option Agreement”) with Mount Sinai pursuant to which the Company was granted an option to license additional intellectual property rights under the terms and conditions as set forth in the aforementioned License Agreement. The Company exercised this option on March 26, 2019 for an exercise fee of $1,000. The intellectual property licensed pursuant to this Option Agreement is detailed under “Business – Intellectual Property”. Since this Option Agreement is governed by the terms of the License Agreement, any termination of the License Agreement would automatically terminate this Option Agreement.

Payments under the License Agreement include:

1.	Annual license maintenance fees. Annual fees include a $10,000 fee beginning on the third anniversary of the effective date of the agreement, i.e., October 3, 2020, and each year thereafter until Monogram makes a first commercial sale of one of our products. After this first commercial sale, the annual fee increases to $30,000 per year for the next twelve (12) years, or until the patents licensed pursuant to this agreement expire in the applicable jurisdiction – whichever occurs first.
2.	Milestone payments. Upon completion of certain significant events by the Company (i.e., “milestone” events), we must pay Mount Sinai certain fees within 45 days of the occurrence of the event. If Monogram obtains FDA clearance and/or foreign regulatory approval of Monogram’s custom implants and/or orthopaedic robot, Mount Sinai is due a fee ranging from $50,000 - $100,000, depending on the type of approvals received. If Monogram achieves net sales of $10 million, Mount Sinai will receive $400,000; and at net sales of $50 million, Mount Sinai will receive $2,000,000. Finally, if at the time of completion of a “Significant Transaction” the Company has a valuation greater than $150,000,000, Mount Sinai will receive 1% of the fair market value of Company at the time of completion of the Significant Transaction. A “Significant Transaction” is defined as the first to occur of a single transaction, or series of related transactions, consisting of or resulting in any of the following: (i) an assignment of the License; (ii) an exclusive worldwide sub license of all or substantially all of the Mount Sinai Patent Rights; (iii) an initial public offering of securities by Company (or its successor) or other transaction resulting in either (A) Company becoming a public company or (B) any of Company’s securities being traded on a nationally recognized stock exchange or automated quotation system; (iv) a sale, license or other disposition of all or substantially all of Company’s assets; or (v) a reorganization, consolidation or merger of Company, or sale or transfer of the securities of Company, where the holders of Company’s outstanding voting securities before the transaction beneficially own less than fifty percent (50%) of the outstanding voting securities, or hold less than fifty percent (50%) of the voting power of the voting security holders of the surviving entity after the transaction. Notwithstanding anything above to the contrary, a Significant Transaction shall not be deemed to occur as a result of a bona fide, arms-length equity financing for cash in which Company issues securities representing more than fifty percent (50%) of the voting power of its security holders to venture capital or other similar or strategic professional investors who do not actively manage day-to-day operations of Company. We note that the Company is currently in discussions with Mount Sinai in regard to the payment obligation associated with a “Significant Transaction” following the Company becoming publicly traded on Nasdaq without undertaking a traditional initial public offering contemplated by that term. Current discussions may require the Company to make a payment to Mt. Sinai, or to provide Mount Sinai a senior note reflecting the obligation to make payment under the terms of the License Agreement.
3.	Running royalties. Mount Sinai is entitled to 1.5% to 5% of the net sales of our products covered by the license as a royalty, depending primarily on whether the product sales occurred in a country in which the patents licensed from Mount Sinai for such products are unexpired and valid.
4.	Sublicense fees. If Monogram sublicenses its rights under this agreement to another party, Mount Sinai is entitled to 15% - 60% of the income received by Monogram from party to which it sublicensed. The percentage Mount Sinai is entitled to receive is primarily determined by the timing of the sublicense grant by Monogram. If it is sublicensed prior to successful implementation of the product by Monogram, Mount Sinai will receive 60% - but if sublicensed after the first commercial sale by Monogram of its product, Mount Sinai is entitled to 15%.

Pro-Dex Supply Agreement

On October 3, 2023, the Company entered into a supply agreement (the “Supply Agreement”) with Pro-Dex, Inc., a Colorado corporation (“Pro-Dex”). Richard L. Van Kirk is the Chief Executive Officer of Pro-Dex, Inc. and is a Director of Monogram.

On December 20, 2018, the Company entered into a development and supply agreement with Pro-Dex, Inc., whereby Pro-Dex, Inc. and the Company agreed, subject to certain conditions, to negotiate and endeavor to enter into a future agreement through which Pro-Dex, Inc. would develop and supply end-effectors, gearing, and saws, and other surgical products to Monogram. The Supply Agreement represents the definitive agreement between Pro-Dex and the Company as a result of these negotiations.

Pursuant to the Supply Agreement, the Company and Pro-Dex agreed that, during the term of the Supply Agreement, the Company will exclusively purchase from Pro-Dex, and Pro-Dex will manufacture and sell to the Company, supply end-effectors, gearing, and saws, and other surgical products at purchase prices set forth in the Supply Agreement.

The initial term of the Supply Agreement commences on October 3, 2023 and continues for an initial period of fifteen (15) years from the date of Pro-Dex’s delivery to the Company of at least ten (10) production units of end effectors that are fully developed and validated as reasonably agreed to between the Company and Pro-Dex. Upon expiration of the initial term, the Supply Agreement will automatically renew for additional successive two (2) year terms unless either party has provided written notice of non-renewal to the other party at least two (2) years prior to the end of the then-current term.

Pro-Dex may terminate the Supply Agreement by providing written notice to the Company if the Company fails to pay any amount when due under the Supply Agreement and fails to cure such failure within 30 business days after the Company’s receipt of written notice of such breach. Additionally, Pro-Dex may terminate the Supply Agreement at any time in Pro-Dex’s sole and absolute discretion upon providing the Company at least 120 days advance written notice of termination.

The Company may terminate the Supply Agreement if any Purchase Order under the Supply Agreement remains unfulfilled by Pro-Dex for six (6) months after the requested delivery date, unless such delay is the result of factors reasonably outside of Pro-Dex’s control. Additionally, the Company may terminate the Supply Agreement if during any consecutive twelve (12) month period Pro-Dex fails to fulfill more than three (3) separate purchase orders by the requested delivery date, unless such delay is the result of factors reasonably outside of Pro-Dex’s control.

Either party may terminate the Supply Agreement if the other party (a) is in material breach of any representation or warranty under the Supply Agreement that cannot be cured or, if the breach can be cured, it is not cured by within a commercially reasonable period of time; (b) becomes insolvent or files for bankruptcy; (c) makes or seeks to make a general assignment for the benefit of its creditors; or (d) applies for or has appointed a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business.

If the Supply Agreement is terminated, the Company will pay to Pro-Dex all amounts due to Pro-Dex for supplied products under the Supply Agreement, as well as any out-of-pocket costs and expenses (including raw materials, machinery and equipment purchases) incurred by Pro-Dex prior to the date such termination is effective that arise from or relate to the Supply Agreement.

The Supply Agreement contains a number of other rights, representations and warranties that are customary for medical device supply agreements.

Pro-Dex Warrant Exercise

Pro-Dex and the Company were previously engaged in active discussions around Pro-Dex exercising its warrants in advance of the contractual expiration date of the those warrants. Pro-Dex held warrants to purchase up to 5% of the outstanding Common Stock of the Company as of the date of the exercise, calculated on a post-exercise basis. The warrants had an exercise price of $1,250,000, were exercisable at any time prior to December 20, 2025 (the “Warrants”)

On October 2, 2023, Pro-Dex agreed to exercise the Warrants in full in cash for Common Stock of Monogram within five (5) business days. As consideration for Pro-Dex agreeing to exercise the Warrants, the Company agreed to the following:

Coverage Warrants. If, (a) between October 2, 2023 and March 31, 2024; or (b) during the six month period between March 31 and September 31 of each year thereafter, Monogram engages in or otherwise consummates an issuance of securities that results in Monogram receiving, or having the right to receive, gross proceeds of $5,000,000 or more during such period, then Monogram will issue Pro-Dex a warrant to be exercised in cash to purchase 5% (calculated after giving effect to such issuance to Pro-Dex) of the types, series and classes of securities issued during such period at a price equal to the total gross proceeds received over the such period divided by the number of securities issued during that same period on terms at least as favorable to Pro-Dex as the most favorable terms pursuant to which any such securities are acquired by any investor during such period (each, a “Coverage Warrant”). Each Coverage Warrant will be issued to Pro-Dex within ten (10) business day after the last day of the applicable period, will have a term of six (6) months from the date of issuance and, unless otherwise agreed to in writing by Pro-Dex in its sole and absolute discretion, will have other provisions consistent with the provisions of the Warrants. Pro-Dex’s rights in this regard will expire on December 31, 2025 and will apply to all Warrant Coverage issuances conducted from time to time, and at any time, by Monogram prior to that date.

Piggyback Rights. Monogram agreed to grant Pro-Dex piggyback registration rights for all Monogram securities from time to time owned by Pro-Dex on terms at least as favorable to Pro-Dex as Monogram may at any time grant piggyback (or equivalent) registration rights to any other holder of Monogram securities.

Pro-Dex completed the exercise all of its Warrants effective October 2, 2023, resulting in the issuance of 1,828,551 shares of the Company’s Common Stock at $0.68360138711 per share and total proceeds to the Company of $1,250,000. The issuance of these shares upon exercise of the Warrants was made by the Company pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder for transactions by an issuer not involving a public offering.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid to Fruci & Associates II, PLLC, for services rendered.

	For the years ended
	December 31,	December 31,
	2023	2022
Audit Fees (1)	$64,500	$47,500
Audit-Related Fees (2)
Tax Fees (3)	5,500	5,500
All Other Fees (4)	22,760	8,955
Total Fees	$92,760	$61,955
(1)	Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees consist of fees billed for all other services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.Financial Statements

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” under Part II, Item 8 of this Annual Report on Form 10-K.

2.Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3.Exhibits (including those incorporated by reference).

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

3.1*	Sixth Amended and Restated Certificate of Incorporation
3.2*	Amended and Restated Bylaws
4.1	Warrant Agreement dated December 20, 2018 between Monogram Orthopaedics Inc. and Pro-Dex, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed with the SEC on July 27, 2023)
4.2

Warrant to Purchase Capital Stock dated February 7, 2019 between Monogram Orthopaedics, Inc. and ZB Capital Partners, LLC as Holder (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

4.3	Form of Warrant to be issued to StartEngine Primary, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1 filed with the SEC on July 27, 2023)
4.4*	Description of Securities
10.1	Consulting agreement dated April 5, 2021 between Monogram Orthopaedics, Inc. and Doug Unis (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on July 27, 2023)
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

Supply Agreement dated October 3, 2023 between Monogram Orthopaedics, Inc. and Pro-Dex, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

10.18

Warrant Exercise Side Letter dated October 2, 2023 between Monogram Orthopaedics, Inc. and Pro-Dex, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

10.19

November 3, 2023 Amendment to Warrant Exercise Side Letter dated October 2, 2023 between Monogram Orthopaedics, Inc. and Pro-Dex, Inc. (incorporated by reference to exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 filed with the SEC on November 8, 2023)

10.20**	Kamran Shamaei Offer Letter dated February 11, 2021
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Monogram Orthopaedics, Inc. Clawback Policy
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*    Filed herewith.

**  Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a) of Form 10-K.

†    Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOGRAM ORTHOPAEDICS INC.
/s/ Benjamin Sexson
Benjamin Sexson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Benjamin Sexson
Benjamin Sexson, Principal Executive Officer, Chief Executive Officer, Director
Date: March 14, 2024

/s/ Noel Knape
Noel Knape, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
Date: March 14, 2024

/s/ Douglas Unis
Douglas Unis, Director
Date: March 14, 2024

/s/ Colleen Gray
Colleen Gray, Director
Date: March 14, 2024

/s/ Paul Riss
Paul Riss, Director
Date: March 14, 2024

/s/ Rick Van Kirk
Rick Van Kirk, Director
Date: March 14, 2024