Form 10-Q
period 2024-03-31
MONOGRAM ORTHOPAEDICS INC
filed 2024-05-14
CIK 1769759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, there were 31,670,375 shares of Common Stock, par value $0.001 per share, of the registrant issued and outstanding.

MONOGRAM ORTHOPAEDICS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONOGRAM ORTHOPAEDICS INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,077,573	$13,589,028
Account receivable	—	364,999
Prepaid expenses and other current assets	629,751	664,262
Total current assets	10,707,324	14,618,289
Equipment, net of accumulated depreciation	903,011	945,020
Intangible assets, net	496,250	548,750
Operating lease right-of-use assets	435,116	466,949
Total assets	$12,541,701	$16,579,008
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,321,313	$2,462,268
Accrued liabilities	531,239	227,684
Operating lease liabilities, current	131,081	128,266
Total current liabilities	1,983,633	2,818,218
Operating lease liabilities, non-current	330,561	363,724
Total liabilities	2,314,194	3,181,942
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $.001 par value; 90,000,000 shares authorized, 31,633,995 and 31,338,391 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	31,634	31,338
Additional paid-in capital	65,211,241	64,874,392
Accumulated deficit	(55,015,368)	(51,508,664)
Total stockholders' equity	10,227,507	13,397,066
Total liabilities and stockholders' equity	$12,541,701	$16,579,008

The accompanying notes are an integral part of these financial statements.

MONOGRAM ORTHOPAEDICS INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
	2024	2023
Product revenue	$—	$—
Cost of goods sold	—	—
Gross profit	—	—
Operating expenses:
Research and development	2,406,754	1,939,551
Marketing and advertising	119,694	1,132,625
General and administrative	1,083,711	822,889
Total operating expenses	3,610,159	3,895,065
Loss from operations	(3,610,159)	(3,895,065)
Other income:
Change in fair value of warrant liability	—	2,523
Interest income and other, net	103,455	34,820
Total other income	103,455	37,343
Net loss before taxes	(3,506,704)	(3,857,722)
Income taxes	—	—
Net loss	$(3,506,704)	$(3,857,722)
Basic and diluted loss per common share	$(0.11)	$(0.40)
Weighted-average number of basic and diluted shares outstanding	31,535,795	9,673,870

The accompanying notes are an integral part of these financial statements.

MONOGRAM ORTHOPAEDICS INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2023	31,338,391	$31,338	$64,874,392	$(51,508,664)	$13,397,066
Vesting of Common Stock from services performed	—	—	37,500	—	37,500
Issuance of Common Stock for cash, net of issuance costs	49,146	49	4,696	—	4,746
Issuance of Common Stock upon cashless warrant exercise	246,458	246	(246)	—	—
Stock-based compensation	—	—	294,899	—	294,899
Net loss	—	—	—	(3,506,704)	(3,506,704)
Balance as of March 31, 2024	31,633,995	$31,633	$65,211,241	$(55,015,368)	$10,227,507

	Series A		Series B		Series C						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2022	4,897,553	$4,898	3,195,599	$3,196	438,367	$438	9,673,870	$9,674	$41,894,417	$(37,763,447)	$4,149,176
Issuances of Class C Preferred Stock, net of issuance costs	—	—	—	—	21,088	21	—	—	147,021	—	147,042
Stock-based compensation	—	—	—	—	—	—	—	—	368,140	—	368,140
Net loss	—	—	—	—	—	—	—	—	—	(3,857,722)	(3,857,722)
Balance as of March 31, 2023	4,897,553	$4,898	3,195,599	$3,196	459,455	$459	9,673,870	$9,674	$42,409,578	$(41,621,169)	$804,636

The accompanying notes are an integral part of these financial statements.

MONOGRAM ORTHOPAEDICS INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
	2024	2023
Operating activities:
Net loss	$(3,506,704)	$(3,857,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	294,899	368,140
Other expenses settled with stock issuances	37,500	—
Loss from change in fair value of common stock make-whole obligation	45,252	—
Depreciation and amortization	105,898	102,503
Change in fair value of warrant liability	—	(2,523)
Changes in non-cash working capital balances:
Account receivable	364,999	—
Other current assets	(111,445)	231,518
Accounts payable	(1,140,955)	516,762
Accrued liabilities	258,303	(243,501)
Operating lease assets and liabilities, net	1,485	2,446
Cash used in operating activities	(3,650,768)	(2,882,377)
Investing activities:
Purchases of equipment	(11,389)	(14,792)
Cash used in investing activities	(11,389)	(14,792)
Financing activities:
Proceeds from issuances of Common Stock, net of cash costs	150,702	—
Proceeds from issuances of Series C Preferred Stock, net	—	147,042
Cash provided by financing activities	150,702	147,042
Decrease in cash and cash equivalents during the period	(3,511,455)	(2,750,127)
Cash and cash equivalents, beginning of the period	13,589,028	10,468,645
Cash and cash equivalents, end of the period	$10,077,573	$7,718,518

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Noncash investing and financing activities:
Amortization of deferred issuance costs of Common Stock Purchase Agreement	$145,956	$—
Cashless exercise of warrant	$246	$—

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and are consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain amounts from previous reporting periods have been reclassified to conform with the current period presentation.

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

The information included in this Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, incurred a  net loss during the three months ended March 31, 2024 of $3,506,704 and has an accumulated deficit of $55,015,368 as of March 31, 2024.

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

Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of common stock shares outstanding. To the extent that stock options, warrants, and convertible preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. For the three months ended March 31, 2024 and 2023, the Company excluded the following shares from the calculation of diluted loss per share because such amounts were antidilutive:

	Three months ended
	March 31,
	2024	2023
Shares issuable upon conversion of Series A Preferred Stock	—	9,795,106
Shares issuable upon conversion of Series B Preferred Stock	—	6,391,334
Shares issuable upon conversion of Series C Preferred Stock	—	918,910
Shares issuable upon exercise of warrants	—	2,364,697
Shares issuable upon exercise of stock options	4,885,389	4,862,166
Total	4,885,389	24,332,213

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

2.	Other Current Assets

Other current assets consist of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Deferred issuance costs of Common Stock Purchase Agreement	$—	$145,956
Advance paid to vendor for supply development contract	163,380	163,380
Other	466,371	354,926
Prepaid expenses and other current assets	$629,751	$664,262

3.	Preferred and Common Stock

Common Stock Purchase Agreement

On July 19, 2023, the Company entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, II  LLC (the “BRPC II”), pursuant to which the registrant has the right to sell to BRPC II up to $20.0 million in shares of Common Stock (the “Committed Equity Shares”), subject to certain limitations and the satisfaction of specified conditions in the Common Stock Purchase Agreement, from time to time over the 24-month period commencing upon the initial satisfaction of the conditions to the BRPC II’s purchase obligations set forth in the Common Stock Purchase Agreement. Sales of Common Stock pursuant to the Common Stock Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and it is under no obligation to sell any securities to BRPC II. As of March 31, 2024, the Company had raised gross proceeds of $889,042 from the sale of 256,346 shares under the Common Stock Purchase Agreement.

As consideration for BRPC II’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued 45,252 shares of Common Stock to BRPC II (the “Commitment Shares”). Under the terms of the Common Stock Purchase Agreement, if the aggregate proceeds received by BPRC II from its resale of the Commitment Shares is less than $200,000 then, upon notice by BRPC II, the Company must pay the difference between $200,000 and the aggregate proceeds received by BPRC II from its resale of the Commitment Shares. At March 31, 2024, the market value of the Commitment Shares was $110,415. Therefore, the Company’s make-whole obligation was $89,585 and this amount was recorded as a component of accrued expenses in the accompanying balance sheet. During the three months ended March 31, 2024, the $45,252 increase in the fair value of the Company’s make-whole obligation was recorded as a component of interest income and other, net, in the accompanying statement of operations.

Preferred Stock

On May 17, 2023, the Company filed a Form 8-A in connection with the listing of its Common Stock on Nasdaq, which was declared effective on the same date. At that time, each outstanding share of Series A, Series B, and Series C Preferred Stock was converted into two shares of Common Stock of the Company. At March 31, 2024, the Company had no shares of preferred stock outstanding.

Anti-Dilution Right of CEO

Benjamin Sexson, the Company’s Chief Executive Officer (“CEO”), is entitled to pre-emptive rights that permit him to preserve his vested equity position in the Company in the event of any additional issuances of Common Stock (or securities convertible into Common Stock), at a per-share price equal to the then current fair value, as reasonably determined by the Board.

4.	Stock Warrant

In February 2019, the Company entered into a warrant agreement that provided the holder with the right to acquire $1,000,000 worth of shares of the Company’s capital stock upon the occurrence of the Company raising $5,000,000 in an equity financing. At December 31, 2023, this warrant was exercisable into 547,944 shares of Common Stock at a price of $1.83 per share. In two transactions during January and February 2024, this warrant was exercised by the holder in a cashless exercise under which the Company issued the holder a total of 246,458 shares of Common Stock and retained the remaining shares as settlement of the $1.83 per share exercise price of the warrant.

5.	Stock Options

The Company has adopted a stock option plan covering the issuance of up to 5,200,000 shares of Common Stock to qualified individuals. Options granted under this plan vest over four years and expire ten years from the date of the grant. The following table summarizes stock option activity for the three months ended March 31, 2024:

	Option	Weighted-Average	Weighted-Average
	Number of	Exercise	Remaining
	Shares	Price Per Share	Contractual Term
Options outstanding as of January 1, 2024	4,904,266	$1.93	7.50
Granted	20,500	3.84	—
Exercised	—	—	—
Canceled	(39,377)	2.65	—
Options outstanding as of March 31, 2024	4,885,389	$1.93	7.20
Options exercisable as of March 31, 2024	2,901,918	$1.75	6.50

Stock-based compensation expense resulting from granted stock options was $294,899 and $368,140 for the three months ended March 31, 2024 and 2023, respectively.

Unrecognized stock-based compensation expense related to stock options of $5,466,998 at March 31, 2024 will be recognized in future periods as the related stock options continue to vest over a weighted-average period of 3 years.

6.	Commitments and Contingencies

Under the Company’s Exclusive License Agreement with the Icahn School of Medicine at Mount Sinai (“Mt. Sinai”), the Company has an obligation to make certain payments to Mt. Sinai as a result of reaching certain milestones in the development and sales of the product, and for significant events related to the Company. The Company is currently in discussions with Mt. Sinai as to whether the Company becoming publicly traded on Nasdaq without undertaking a traditional initial public offering constitutes a "Significant Transaction" under the licensing agreement. Under the licensing agreement, if at the time of completion of a "Significant Transaction" the Company has a valuation greater than $150,000,000, Mount Sinai will receive 1% of the fair market value of Company at the time of completion of the Significant Transaction. It is the Company's position that no Significant Transaction has occurred - but there is no guarantee the Company and Mount Sinai will come to a consensus on this point. If we cannot come to an agreement with Mount Sinai on this point, we may be forced into litigation - and even if we pursue litigation, it is possible that a court would not rule in our favor. If the Company is required to pay this amount, it could have a material adverse effect on the Company's operations.

7.	Subsequent Events

The Company evaluated subsequent events through May 13, 2024, the date these unaudited financial statements were issued, for events that should be recorded or disclosed in the financial statements as of March 31, 2024. The Company concluded that no other events have occurred that would require recognition or disclosure in the unaudited financial statements.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as previously filed with the Commission. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Monogram Orthopaedics Inc. (the “Company”) was incorporated under the laws of the State of Delaware on April 21, 2016, as “Monogram Arthroplasty Inc.” On March 27, 2017, the Company changed its name to “Monogram Orthopaedics Inc.” Monogram Orthopaedics is working to develop a product solution architecture with the long-term goal to enable patient-optimized orthopaedic implants economically at scale by linking 3D printing and robotics with advanced pre-operative imaging. The Company has a robot prototype that can autonomously execute optimized paths for high precision insertion of implants in simulated cadaveric surgeries. Monogram intends to produce and market robotic surgical equipment and related software, orthopaedic implants, tissue ablation tools, navigation consumables, and other miscellaneous instrumentation necessary for reconstructive joint replacement procedures. The Company has obtained 510(k) clearances for certain implants but has not yet made 510(k) premarket notification submissions or obtained 510(k) premarket clearances for any of robotic products. FDA 510(k) premarket clearance is required to market our robotic products, and the Company cannot estimate the timing, or assure our ability, to obtain such clearances.

Recent Developments

FDA Update

On April 19, 2024, Monogram received written feedback from the FDA regarding the Company's Q1 2023 pre-submission request. Subsequently, Monogram conducted a teleconference meeting with the FDA on April 24, 2024 to discuss the written feedback further and obtain feedback on the Monogram mBôs™ TKA System verification test plan, including a proposed clinical trial protocol on an outside the U.S. (OUS) target population. Management believes the feedback was comprehensive and will be advantageous for preparing a successful 510(k) submission to obtain clearance.

The Company shared with the FDA various test protocols essential for establishing the safety and effectiveness of the Monogram mBôs™ TKA System. The Company also shared a synopsis of its proposed OUS clinical investigation plan with the FDA.

Based on the feedback, management assesses that: 1) the proposed testing plan generally appears acceptable to address the technical differences identified with the proposed predicate device; and 2) a clinical testing plan that includes approximately 100 knee surgeries conducted on an OUS population at three sites with three months of follow-up should generally be sufficient for evaluating the safety and effectiveness of the Monogram mBôs™ TKA System.

The FDA indicated they support a least burdensome approach to acquiring clinical data.  Management anticipates running an OUS clinical trial could save the Company significant cost and time. Currently, management estimates the cost to run an OUS clinical trial as proposed to be approximately $1.5M. Notably, on March 21, 2024, the Company announced that it had modified the Monogram mBôs™ TKA System to reduce the likelihood of an FDA clinical data request with its submission. The OUS clinical trial protocol is expected to take six weeks to three months.

Given the favorable FDA feedback for using OUS clinical data, Monogram management anticipates establishing an ongoing OUS clinical strategy to support its innovation strategy.  The Company believes its verification and validation testing will be largely complete in Q2 of 2024 and anticipates a 510(k) submission to follow in H2 2024. The Company's plan to aggressively accelerate 510(k) submission for its mBôs surgical system with design modifications (Semi-Active) that management believes reduce the risk of a clinical trial is on track. The protocol testing process, which requires cadaveric procedure testing performed by 15 separate, independent, orthopedic surgeons, is a major part of the Verification and Validation process required for the 510(k) submission. To date, the Company has successfully completed 6 of 15 surgeries.

General Market Update

The Company continues to see a significant and growing market opportunity for an active cutting robotic system that does not utilize haptic controls. Haptic controls may describe haptic control schemes such as admittance control, impedance control, or hybrid control, i.e., configurations where the device is not intended to move autonomously on its own. The Company believes the patent landscape for haptic control and the widespread adoption of products like Mako could be favorable for next-generation active cutting robots like Monogram’s mBôs™ TKA System, which is being designed to efficiently resect bone without utilizing haptic controls. Monogram has filed several patents around its active control scheme. Monogram is not aware of any widely accepted products where the robot efficiently resects bone with a saw on the market today other than Mako.

Amendment to Company’s Certificate of Incorporation

On March 14, 2024, the Company received confirmation from the Delaware Secretary of State that its Sixth Amended and Restated Certificate of Incorporation had been accepted and was deemed filed and effective as of same date.

The Sixth Amended and Restated Certificate of Incorporation was previously described in the Company’s DEF 14A filed with the SEC on October 6, 2023, and has the effect of (i) eliminating all Series A, Series B, and Series C classes of Preferred Stock of the Company, leaving only a single authorized class of Preferred Stock, with 60,000,000 shares of Preferred Stock authorized; and (ii) establishing a classified board of directors with three classes and staggered terms.

Investor Relations Services

On May 13, 2023, Monogram entered into an investor relations consulting agreement with MZHCI, LLC, a company that provides investor relations and corporate communications services.

Results of Operations for the three months ended March 31, 2024 and 2023

Revenues

The Company is currently focused on commercialization of its robotic products, including seeking 510(k) clearances from the FDA for those products. While the Company made an initial sale of a single unit of robotic surgical equipment to global robotics distributor in November 2023 as part of an effort to explore the possibility of conducting clinical trials in OUS markets, the Company did not make any sales during the three months ended March 31, 2024 or 2023. The Company does not anticipate additional sales before initiating a clinical study and obtaining the appropriate regulatory approvals.

Operating Expenses

The following table sets forth our operating expenses for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
	2024	2023
Research and development	$2,406,754	$1,939,551
Marketing and advertising	119,694	1,132,625
General and administrative	1,083,711	822,889
Total operating expenses	$3,610,159	$3,895,065

Research and development expenses increased 24.1% during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily as a result of the Company moving into the verification and validation phase of its robot prototype, which the Company plans to be finalized in the first half of 2024. The Company also introduced a novel registration and tracking system prototype named mVision in February, 2024. The Company incurred additional costs related to its research and development efforts to refine this product offering during the three months ended March 31, 2024 that it did not incur during the three months ended March 31, 2023.  R&D expenses in both periods were primarily comprised of payroll and related costs, contractor and prototype material expenses for the development of its novel robotic system and associated implants.

Marketing and advertising expenses decreased significantly (89.4%) during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Marketing and advertising expenses incurred during the three months ended March 31, 2023 were primarily related Company’s marketing campaign for its Regulation A – Tier 2 offering of its Common Stock (the “Reg A Common Stock Offering”) that began during the three months ended March 31, 2023 and successfully culminated with a round closing in May of 2023. The Company made minimal marketing or advertising expenditures of $119,694 related to the Company’s capital raising efforts during the three months ended March 31, 2024.

General and administrative expenses increased 31.7% during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to increases in consulting fees, insurance and regulatory compliance and consulting and professional fees.

●	Insurance and regulatory compliance expenses were higher during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to additional insurance and regulatory compliance activities required to list as a publicly traded company on NASDAQ, which occurred mid-2023 (and therefore led to an increase in expenses incurred during the three months ended March 31, 2024 compared to those incurred during the three months ended March 31, 2023 before the Company had its shares of Common Stock listed on NASDAQ).
●	Consulting and professional services expenses were higher during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as a result of the Company’s use of such services related to its offering of Common Stock pursuant to its registration statement on Form S-1 that was declared effective on September 7, 2023 (which is still ongoing as of the date of this Quarterly Report on Form 10-Q), increased legal and accounting expenses due to our increased regulatory reporting requirements as an Exchange Act reporting company (which we had not yet become as of March 31, 2023), and continued protection for the Company’s intellectual property.

As a result of the foregoing, with the significant reduction in marketing and advertising expenses being the primary driver, the Company’s total operating expenses were 7.3% lower during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Other Income (Expense)

The following table sets forth our other income (expense) for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
	2024	2023
Change in fair value of warrant liability	$—	$2,523
Interest income and other, net	103,455	34,820
Total other income	$103,455	$37,343

The increase in interest income during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is primarily the result of proceeds from the Reg A Common Stock Offering which were invested in a JP Morgan US Government Money Market Fund beginning in Q2 2023.

Net Loss

As a result of the foregoing, the Company had a net loss of $3,506,704 for the three months ended March 31, 2024 – a 9.1% improvement in net loss compared to $3,857,722 in net loss for the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024 the Company had approximately $10.1 million in cash on hand, largely resulting from proceeds received from the Company’s Reg A Common Stock Offering that ended in May 2023. The Company has recorded losses since inception and, as of March 31, 2024, had working capital of approximately $8.7 million and total stockholders’ equity of $10,227,507. Since inception, the Company has been primarily capitalized through securities offerings. The Company plans to continue to try to raise additional capital through available financing options to the Company, including, but not limited to, registered or exempt equity and/or debt offerings, as well as straight or convertible debt financings, although there can be no assurance that we will be successful in these fundraising efforts. Absent additional capital, the Company may be forced to reduce expenses significantly and could become insolvent.

To provide additional flexibility to the Company ahead of generating sufficient revenues to support operations, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, II  LLC (the “BRPC II”) on July 19, 2023. Under the Purchase Agreement and Registration Rights Agreement, the Company has the right to sell to BRPC II up to $20.0 million in shares of Common Stock (the “Committed Equity Shares”), subject to certain limitations and the satisfaction of specified conditions in the Purchase Agreement, from time to time over the 24-month period commencing upon the initial satisfaction of the conditions to the BRPC II’s purchase obligations set forth in the Purchase Agreement, including that the registration statement declared effective by the SEC on September 7, 2023. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and it is under no obligation to sell any securities to BRPC II under the Purchase Agreement. As of the March 31,2024 we have sold 256,346 shares of Common Stock to BRPC II for gross proceeds of $889,042  pursuant to this purchase obligation – and therefore have approximately $19.1 million worth of our Common Stock that we may sell to BRPC II.

The Company’s unaudited condensed financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, incurred a net loss during the three months ended March 31, 2024 of $3,506,704 and has an accumulated deficit of $55,015,368 as of March 31, 2024.

The Company’s ability to continue as a going concern in the next twelve months following the date the unaudited condensed financial statements were available to be issued is dependent upon its ability to produce revenues, raise capital, and/or obtain other financing sufficient to meet current and future obligations. Management has evaluated these conditions and believes its current cash balances, plus the additional capital available under the Purchase Agreement, will be sufficient for the Company to satisfy its near-term capital needs and to continue as a going concern for a reasonable period.

Issuances of Equity

In two transactions during January and February 2024, ZB Capital Partners LLC, holder of a warrant exercisable for 547,944 shares of Common Stock, executed a cashless exercise of its warrant under which the Company issued the holder a total of 246,458 shares of Common Stock and retained the remaining shares as settlement of the $1.83 per share exercise price of the warrant.

During the three months ended March 31, 2024, the Company sold 49,146 shares of its Common Stock to BRPC II for total proceeds of $162,548.

Pro-Dex Coverage Warrants

On October 2, 2023, as consideration for Pro-Dex, Inc., a Colorado corporation (“Pro-Dex”) agreeing to exercise certain warrants exercisable for shares of the Company’s Common Stock held by Pro-Dex in full, Monogram agreed to the following:

If, (a) between October 2, 2023 and March 31, 2024; or (b) during the six month period between (i) April 1 and September 30 or (ii) October 1 and March 31 of each year thereafter, Monogram engages in or otherwise consummates an issuance of securities that results in Monogram receiving, or having the right to receive, gross proceeds of $5,000,000 or more during such period, then Monogram will issue Pro-Dex a warrant to be exercised in cash to purchase 5% (calculated after giving effect to such issuance to Pro-Dex) of the types, series and classes of securities issued during such period at a price equal to the total gross proceeds received over the such period divided by the number of securities issued during that same period on terms at least as favorable to Pro-Dex as the most favorable terms pursuant to which any such securities are acquired by any investor during such period (each, a “Coverage Warrant”). Each Coverage Warrant will be issued to Pro-Dex within ten (10) business day after the last day of the applicable period, will have a term of six (6) months from the date of issuance and, unless otherwise agreed to in writing by Pro-Dex in its sole and absolute discretion, will have other provisions consistent with the provisions of the Pro-Dex Warrants. Pro-Dex’s rights in this regard will expire on December 31, 2025 and will apply to all warrant coverage issuances conducted from time to time, and at any time, by Monogram prior to that date.

During the three months ended March 31, 2024, the Company did not issue Pro-Dex any such Coverage Warrants.

Indebtedness

As of March 31, 2024, the Company had $2,314,194 in total liabilities, primarily comprised of vendor accounts payable of $1,321,313, accrued liabilities of $531,239, and lease liabilities of $461,642.

Commitments and Contingencies

Under the Company’s Exclusive License Agreement with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”), the Company has an obligation to make certain payments to Mount Sinai as a result of reaching certain milestones in the development and sales of the product, and for significant events related to the Company. The Company is currently in discussions with Mount Sinai in regard to the payment obligation associated with a “Significant Transaction” following the Company becoming publicly traded on Nasdaq without undertaking a traditional initial public offering contemplated by that term. Under the licensing agreement, if at the time of completion of a “Significant Transaction” the Company has a valuation greater than $150,000,000, Mount Sinai will receive 1% of the fair market value of Company at the time of completion of the Significant Transaction. It is the Company’s position that no Significant Transaction has occurred - but there is no guarantee the Company and Mount Sinai will come to a consensus on this point. If we cannot come to an agreement with Mount Sinai on this point, we may be forced into litigation - and even if we pursue litigation, it is possible that a court would not rule in our favor. If the Company is required to pay this amount, it could have a material adverse effect on the Company’s operations.

Cash Flows

	For the three months ended
	March 31,
	2024	2023
Cash used in operating activities	$(3,650,768)	$(2,882,377)
Cash used in investing activities	$(11,389)	$(14,792)
Cash provided by financing activities	$150,702	$147,042

Cash Used In Operating Activities

For the three months ended March 31, 2024, of the approximately $3.5 million net loss, there were various cash and non-cash adjustments that were added or subtracted from the net loss to arrive at $3,650,768 in cash used in operating activities, such as $294,899 for non-cash stock-based compensation, $105,898 for non-cash depreciation and amortization, $364,999 for accounts receivable, $(1,140,955) in accounts payable, and $258,303 in accrued liabilities. The increase in cash used in operating activities during the three months ended March 31, 2024, compared to the same period in 2023, was primarily driven by our payment of R&D invoices related to activities in 2023 that were paid during the three months ended March 31, 2024 (which reduced accounts payable as of March 31, 2024), partially offset by receivables related to Q4 2023 revenues that were collected during the three months ended March 31, 2024 (which reduced accounts receivable as of March 31, 2024).

Cash Used in Investing Activities

For the three months ended March 31, 2024 and 2023, cash used in investing activities were comprised entirely of equipment purchases and remained relatively stable between the two periods.

Cash provided by Financing Activities

Cash provided by financing activities during the three months ended March 31, 2024 was provided entirely by sales of Common Stock to B. Riley Principal Capital II, LLC pursuant to the Purchase Agreement. Cash provided by financing activities during the three months ended March 31, 2023 was provided by the Reg A Common Stock Offering that concluded in May 2023.

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

Summary of Accounting Principles

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and are consistent in all material respects with those applied in our December 31, 2023 Form 10-K.

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

The information included in this Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K  for the year ended December 31, 2023.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, incurred a net loss during the three months ended March 31, 2024 of $3,506,704 and has an accumulated deficit of $55,015,368 as of March 31, 2024.

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

Item 4. Controls And Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in a variety of legal matters that arise in the normal course of business. The Company is not currently involved in any litigation, and its management is not aware of any pending or threatened legal actions relating to its intellectual property, conduct of its business activities, or otherwise.

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1.	On March 1, 2023, the Company commenced an offering of Tier 2 of Regulation A under the Securities Act (the “Reg A Common Stock Offering). This offering closed on May 16, 2023, and a total of 2,374,641 shares of Common Stock were sold in this offering for gross proceeds of $17,216,147. The Company engaged Digital Offering, LLC (“Digital Offering”) to act as lead selling agent for this offering to offer prospective investors in this offering shares of the Company’s Common stock on a “best efforts” basis.
2.	In two transactions during January and February 2024, ZB Capital Partners LLC, holder of a warrant exercisable for 547,944 shares of Common Stock, executed a cashless exercise of its warrant under which the Company issued the holder a total of 246,458 shares of Common Stock and retained the remaining shares as settlement of the $1.83 per share exercise price of the warrant.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 1.01 Entry into a Material Definitive Agreement

Engagement Agreement with Contract Research Organization to Oversee mBôs Robot Clinical Trial Activities Outside the U.S.

On May 8, 2024, the Company entered into an agreement with a Contract Research Organization based in India (the “CRO”), for the purpose of overseeing the Company’s clinical trial activities for its mBôs Total Knee Arthroplasty (TKA) System and to represent its submission to the local regulators outside the United States.

The agreement will be valid for a period of five (5) years thereafter unless earlier terminated. The Company may terminate the agreement at any time, and for any reason, upon thirty (30) days’ notice to the CRO, and the either party may terminate the agreement upon material breach by the other party or if a force majeure event affecting either party’s ability to perform lasts for more than ninety (90) days, among other events.

The agreement states that any work product created under the agreement by the CRO will be considered a “work for hire”, and the Company will retain all right, title, and interest to any work product created under the agreement – and that any technology, tools, or processes developed by the Company related to the work to be performed under the agreement will remain the property of the Company. The results of any studies and clinical trials performed by the CRO under this agreement will be the sole property of the Company.

Per the terms of the agreement, the Company will indemnify the CRO against or arising from any third-party claims, actions, proceedings, or litigation relating to or arising from the Company’s negligent acts or omissions under this agreement, as well as any losses arising from or in connection with any study, test, device, product or potential product to which this agreement relates, including losses due to death or injury from the Company’s devices that the CRO is testing, except to the extent that such losses arise from: (ix) any gross negligent act or omission, or willful misconduct by the CRO or any breach of the agreement by the CRO. the CRO has agreed to indemnify the Company against all losses, damages, and other expenses arising from its gross negligence in its performance under the agreement, its breach of the agreement, or any failure to comply with applicable laws related to the work contemplated under the agreement.

The foregoing description of this agreement does not purport to be complete and is qualified by reference to the complete text of this agreement filed as exhibit 10.23 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024)
3.2

Amended and Restated Bylaws, effective as of March 12, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 15, 2024)

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

4.3	Form of Warrant to be issued to StartEngine Primary, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1 filed with the SEC on July 27, 2023)
4.4	Description of Securities (incorporated by reference to exhibit 4.4 to the Company's Annual Report on Form 10 - K for the fiscal year ended December 31, 2023 filed with the SEC on March 14, 2024)
10.1	Consulting agreement dated April 5, 2021 between Monogram Orthopaedics, Inc. and Doug Unis (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on July 27, 2023)
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

Supply Agreement dated October 3, 2023 between Monogram Orthopaedics, Inc. and Pro-Dex, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

10.18

Warrant Exercise Side Letter dated October 2, 2023 between Monogram Orthopaedics, Inc. and Pro-Dex, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

10.19

November 3, 2023 Amendment to Warrant Exercise Side Letter dated October 2, 2023 between Monogram Orthopaedics, Inc. and Pro-Dex, Inc. (incorporated by reference to exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 filed with the SEC on November 8, 2023)

10.20

Kamran Shamaei Offer Letter dated February 11, 2021 (incorporated by reference to exhibit 10.20 to the Company's Annual Report on Form 10 - K for the fiscal year ended December 31, 2023 filed with the SEC on March 14, 2024)

10.21

Consulting agreement dated July 28, 2023 between Monogram Orthopaedics Inc. and Colleen Gray (incorporated by reference to Exhibit 10.21 to the Company's Form POS - AM filed with the SEC on April 18, 2024)

10.22

Consulting agreement dated September 19, 2022 between Monogram Orthopaedics Inc. and Paul Riss (incorporated by reference to Exhibit 10.22 to the Company's Form POS - AM filed with the SEC on April 18, 2024)

10.23*†	Clinical Research Services Master Agreement between the Company and the CRO dated May 8, 2024.
31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: May 13, 2024

/s/ Noel Knape
Noel Knape, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
Date: May 13, 2024