Form 10-Q
period 2024-06-30
Monogram Technologies Inc.
filed 2024-08-15
CIK 1769759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2024

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 001-41707

Monogram Technologies Inc.

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

As of August 14, 2024, there were 31,701,933 shares of Common Stock, par value $0.001 per share, of the registrant issued and outstanding.

MONOGRAM TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONOGRAM TECHNOLOGIES INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,306,069	$13,589,028
Account receivable	—	364,999
Prepaid expenses and other current assets	814,999	664,262
Total current assets	8,121,068	14,618,289
Equipment, net of accumulated depreciation	848,664	945,020
Intangible assets, net	443,750	548,750
Operating lease right-of-use assets	403,068	466,949
Total assets	$9,816,550	$16,579,008
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,668,043	$2,462,268
Accrued liabilities	677,356	227,684
Operating lease liabilities, current	133,406	128,266
Total current liabilities	2,478,805	2,818,218
Operating lease liabilities, non-current	295,963	363,724
Total liabilities	2,774,768	3,181,942
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $.001 par value; 90,000,000 shares authorized, 31,670,375 and 31,338,391 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	31,669	31,338
Additional paid-in capital	65,562,938	64,874,392
Accumulated deficit	(58,552,825)	(51,508,664)
Total stockholders' equity	7,041,782	13,397,066
Total liabilities and stockholders' equity	$9,816,550	$16,579,008

The accompanying notes are an integral part of these financial statements.

MONOGRAM TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Product revenue	$—	$—	—	—
Cost of goods sold	—	—	$—	$—
Gross profit	—	—	—	—
Operating expenses:
Research and development	2,425,629	2,973,815	4,832,383	4,913,366
Marketing and advertising	91,715	1,679,902	211,410	2,812,527
General and administrative	1,116,179	1,084,485	2,199,890	1,908,404
Total operating expenses	3,633,523	5,738,202	7,243,683	9,634,267
Loss from operations	(3,633,523)	(5,738,202)	(7,243,683)	(9,634,267)
Other income:
Change in fair value of warrant liability	—	439,611	—	442,134
Interest income and other, net	96,066	61,710	199,522	96,530
Other income (expense)	—	339	—	340
Total other income	96,066	501,660	199,522	539,004
Net loss before taxes	(3,537,457)	(5,236,541)	(7,044,161)	(9,095,263)
Income taxes	—	—	—	—
Net loss	$(3,537,457)	$(5,236,541)	$(7,044,161)	$(9,095,263)
Basic and diluted loss per common share	$(0.11)	$(0.27)	$(0.22)	$(0.63)
Weighted-average number of basic and diluted shares outstanding	31,559,892	19,271,521	31,597,148	14,472,695

The accompanying notes are an integral part of these financial statements.

MONOGRAM TECHNOLOGIES INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2023	31,338,391	$31,338	$64,874,392	$(51,508,664)	$13,397,066
Vesting of Common Stock from services performed	—	—	37,500	—	37,500
Issuance of Common Stock for cash, net of issuance costs	49,146	49	4,696	—	4,746
Issuance of Common Stock upon cashless warrant exercise	246,458	246	(246)	—	—
Stock-based compensation	—	—	294,899	—	294,899
Net loss	—	—	—	(3,506,704)	(3,506,704)
Balance as of March 31, 2024	31,633,995	31,633	65,211,241	(55,015,368)	10,227,507
Vesting of Common Stock from services performed	—	—	12,500	—	12,500
Issuance of Common Stock for cash, net of issuance costs	36,380	36	55,603	—	55,639
Stock-based compensation	—	—	283,594	—	283,594
Net loss	—	—	—	(3,537,457)	(3,537,457)
Balance as of June 30, 2024	31,670,375	$31,669	$65,562,938	$(58,552,825)	$7,041,782

	Series A		Series B		Series C						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2022	4,897,553	$4,898	3,195,599	$3,196	438,367	$438	9,673,870	$9,674	$41,894,417	$(37,763,447)	$4,149,176
Issuances of Class C Preferred Stock, net of issuance costs	—	—	—	—	21,088	21	—	—	147,021	—	147,042
Stock-based compensation	—	—	—	—	—	—	—	—	368,140	—	368,140
Net loss	—	—	—	—	—	—	—	—	—	(3,858,722)	(3,858,722)
Balance as of March 31, 2023	4,897,553	4,898	3,195,599	3,196	459,455	459	9,673,870	9,674	42,409,578	(41,622,169)	805,636
Conversions of Preferred Stock into Common Stock	(4,897,553)	(4,898)	(3,195,599)	(3,196)	(459,455)	(459)	17,105,214	17,105	(8,522)	—	—
Issuance of Common Stock for cash, net of issuance costs	—	—	—	—	—	—	2,374,641	2,375	15,285,486	—	15,287,860
Exercise of warrants	—	—	—	—	—	—	78,837	79	926,256	—	926,335
Issuance of restricted Common Stock for services	—	—	—	—	—	—	20,689	21	24,979	—	25,000
Stock-based compensation	—	—	—	—	—	—	—	—	390,120	—	390,120
Net loss	—	—	—	—	—	—	—	—	—	(5,236,541)	(5,236,541)
Balance as of June 30, 2023	—	$—	—	$—	—	$—	29,253,251	$29,253	$59,027,867	$(46,858,710)	$12,198,410

The accompanying notes are an integral part of these financial statements.

MONOGRAM TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
	2024	2023
Operating activities:
Net loss	$(7,044,161)	$(9,095,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	578,493	783,260
Other expenses settled with stock issuances	50,000	—
Loss from change in fair value of common stock make-whole obligation	58,375	—
Depreciation and amortization	212,744	204,186
Change in fair value of warrant liability	—	(442,134)
Changes in non-cash working capital balances:
Account receivable	364,999	—
Other current assets	(296,693)	(621,080)
Accounts payable	(794,225)	792,062
Accrued liabilities	391,297	(393,632)
Operating lease assets and liabilities, net	1,260	4,137
Cash used in operating activities	(6,477,911)	(8,768,464)
Investing activities:
Purchases of equipment	(11,389)	(37,409)
Cash used in investing activities	(11,389)	(37,409)
Financing activities:
Proceeds from issuances of Common Stock, net of cash costs	206,341	15,287,860
Proceeds from issuances of Series C Preferred Stock, net	—	147,042
Cash provided by financing activities	206,341	15,434,902
Increase (decrease) in cash and cash equivalents during the period	(6,282,959)	6,629,030
Cash and cash equivalents, beginning of the period	13,589,028	10,468,645
Cash and cash equivalents, end of the period	$7,306,069	$17,097,675

Noncash investing and financing activities:
Amortization of deferred issuance costs of Common Stock Purchase Agreement	$145,956	$—
Cashless exercise of warrant	$246	$926,335

The accompanying notes are an integral part of these financial statements.

MONOGRAM TECHNOLOGIES INC.

UNAUDITED NOTES TO FINANCIAL STATEMENTS

1.	Description of Business and Summary of Accounting Principles

Monogram Technologies Inc. (“Monogram” or the “Company”), was incorporated in the state of Delaware on April 21, 2016. On May 15, 2024, the Company changed its name from “Monogram Orthopaedics Inc.” to “Monogram Technologies Inc.”. Monogram is an AI-driven robotics company focused on improving human health, with an initial focus on orthopedic surgery. The Company is developing a product solution architecture to enable patient-optimized orthopedic implants at scale by combining 3D printing, advanced machine vision, AI and next-generation robotics.

Monogram’s mBôs precision robotic surgical system is designed to autonomously execute optimized paths for high-precision insertion of its FDA-cleared mPress press-fit implants. The goal is well balanced better-fitting bone sparing knee replacements. The Company initially intends to produce and market robotic surgical equipment and related software, orthopedic implants, tissue ablation tools, navigation consumables, and other miscellaneous instrumentation necessary for reconstructive joint replacement procedures. Other clinical and commercial applications for the mBôs with mVision navigation are also being explored.

Monogram has obtained FDA clearance for mPress implants. Monogram currently plans to apply for 510(k) clearance for its robotic products in the second half of 2024. The Company is required to obtain FDA clearance before it can market its products. Monogram cannot estimate the timing or assure the ability to obtain such clearances.

The Company believes that its mBôs precision robotic surgical assistants, which combine AI and novel navigation methods (mVision), will enable more personalized knee implants for patients, resulting in well balanced better-fitting knee replacements with bone sparing implants. Monogram anticipates that there may be other clinical and commercial applications for its navigated mBôs precision robot and mVision navigation.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, incurred a net loss during the six months ended June 30, 2024 of $7,044,161 and has an accumulated deficit of $58,552,825 as of June 30, 2024.

The Company’s ability to continue as a going concern in the next twelve months following the date the unaudited financial statements were available to be issued is dependent upon its ability to produce revenues, raise capital, and/or obtain other financing sufficient to meet current and future obligations. Management has evaluated these conditions and believes its current cash balances, plus the additional capital available under the Common Stock Purchase Agreement described in Note 4 and the Series D Preferred Stock and at the market Common Stock offerings described in Note 8, will be sufficient for the Company to satisfy its near-term capital needs and to continue as a going concern for a reasonable period.

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

Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of common stock shares outstanding. To the extent that stock options, warrants, and convertible preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. For the three and six months ended June 30, 2024 and 2023, the Company excluded the following shares from the calculation of diluted loss per share because such amounts were antidilutive:

	Six months ended
	June 30,
	2024	2023
Shares issuable upon exercise of warrants	—	2,373,348
Shares issuable upon exercise of stock options	4,897,078	4,881,491
Total	4,897,078	7,254,839

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

2.	Other Current Assets

Other current assets consist of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Inventory	$297,710	$4,550
Deferred issuance costs of active stock offerings	134,193	145,956
Other prepaid expense	372,043	349,323
Other	11,053	164,433
Prepaid expenses and other current assets	$814,999	$664,262
3.
3.	Accrued Liabilities

Other current liabilities consist of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Payroll liabilities	$448,455	$141,131
Common stock purchase liability	102,708	44,333
Consulting fees	30,625	5,500
Other liabilities	95,567	36,720
Other current liabilities	$677,356	$227,684

4.	Preferred and Common Stock

Common Stock Purchase Agreement

On July 19, 2023, the Company entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, II LLC (the “BRPC II”), pursuant to which the registrant has the right to sell to BRPC II up to $20.0 million in shares of Common Stock (the “Committed Equity Shares”), subject to certain limitations and the satisfaction of specified conditions in the Common Stock Purchase Agreement, from time to time over the 24-month period commencing upon the initial satisfaction of the conditions to the BRPC II’s purchase obligations set forth in the Common Stock Purchase Agreement. Sales of Common Stock pursuant to the Common Stock Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and it is under no obligation to sell any securities to BRPC II. As of June 30, 2024, the Company had raised gross proceeds of $961,245 from the sale of 292,726 shares under the Common Stock Purchase Agreement.

As consideration for BRPC II’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued 45,252 shares of Common Stock to BRPC II (the “Commitment Shares”). Under the terms of the Common Stock Purchase Agreement, if the aggregate proceeds received by BPRC II from its resale of the Commitment Shares is less than $200,000 then, upon notice by BRPC II, the Company must pay the difference between $200,000 and the aggregate proceeds received by BPRC II from its resale of the Commitment Shares. At June 30, 2024, the market value of the Commitment Shares was $97,292. Therefore, the Company’s make-whole obligation was $102,708 and this amount was recorded as a component of accrued expenses in the accompanying balance sheet. During the six months ended June 30, 2024, the $58,375 increase in the fair value of the Company’s make-whole obligation was recorded as a component of interest income and other, net, in the accompanying statement of operations.

Series A, Series B, and Series C Preferred Stock

On May 17, 2023, the Company filed a Form 8-A in connection with the listing of its Common Stock on Nasdaq, which was declared effective on the same date. At that time, each outstanding share of Series A, Series B, and Series C Preferred Stock was converted into two shares of Common Stock of the Company. At June 30, 2024, the Company had no shares of Series A, Series B, or Series C Preferred Stock outstanding.

Anti-Dilution Right of CEO

Benjamin Sexson, the Company’s Chief Executive Officer (“CEO”), is entitled to pre-emptive rights that permit him to preserve his vested equity position in the Company in the event of any additional issuances of Common Stock (or securities convertible into Common Stock), at a per-share price equal to the then current fair value, as reasonably determined by the Board.

5.	Stock Warrant

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

6.	Stock Options

The Company has adopted a stock option plan covering the issuance of up to 5,200,000 shares of Common Stock to qualified individuals. Options granted under this plan vest over four years and expire ten years from the date of the grant. The following table summarizes stock option activity for the six months ended June 30, 2024:

	Option	Weighted-Average	Weighted-Average
	Number of	Exercise	Remaining
	Shares	Price Per Share	Contractual Term
Options outstanding as of January 1, 2024	4,904,266	$1.93	7.50
Granted	61,500	3.12	—
Exercised	—	—	—
Canceled	(68,688)	2.41	—
Options outstanding as of June 30, 2024	4,897,078	$1.94	6.96
Options exercisable as of June 30, 2024	2,927,451	$1.75	6.25

Stock-based compensation expense resulting from granted stock options was $578,493 and $758,260 for the six months ended June 30, 2024 and 2023, respectively.

Unrecognized stock-based compensation expense related to stock options of $5,081,900 at June 30, 2024 will be recognized in future periods as the related stock options continue to vest over a weighted-average period of 2.89 years.

7.	Commitments and Contingencies

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

8.	Subsequent Events

The Company evaluated subsequent events through August 15, 2024, the date these unaudited financial statements were issued, for events that should be recorded or disclosed in the financial statements as of June 30, 2024. Other than those noted below, the Company concluded that no other events have occurred that would require recognition or disclosure in the unaudited financial statements.

Series D Preferred Stock Offering

On July 9, 2024, the Company commenced an offering of up to a 4,444,445 units at a price per unit of $2.25. Each unit consists of one share of Series D Preferred Stock and a warrant to purchase one share of Common Stock at an exercise price of $3.375 per share. The warrants are exercisable at any time beginning after 180 days from the date of the prospectus supplement through and including July 8, 2025, unless earlier redeemed. As of August 13, 2024, the Company had sold 360,960 units, for total gross proceeds of $812,160 from the Series D Preferred Stock Offering. The Company has not received proceeds from the exercise of the Common Stock Purchase Warrants.

Holders of Series D Preferred Stock will be entitled to receive cumulative quarterly dividends, when and as declared by the Company’s Board of Directors, at a rate of 8.0% of the $2.25 liquidation preference per share. Dividends, at the Company’s discretion, may be paid in cash or in kind in the form of Common Stock. Upon a liquidation, dissolution, or winding up of the Company, holders of Series D Preferred Stock will be entitled to receive a per share liquidation preference of $2.25 plus an amount equal to any accrued but unpaid dividends (whether or not declared).

Each share of Series D Preferred Stock will be optionally convertible, at any time, into one share of Common Stock. Each share of Series D Preferred Stock will be mandatorily convertible into one share of Common Stock upon the occurrence of a change in control of the Company, 10 consecutive trading days of the Company’s Common Stock closing pricing being at or above $2.8125 per share, or the Company’s consummation of a firm commitment public offering of Common Stock for gross proceeds of at least $15 million at an offering price per share equal to or greater than $3.375.

Up to and including the 180th day from final closing, the Company will have the option to redeem the Series D Preferred Stock, in whole or in part, by paying a redemption price of $4.50 per share, plus any accrued and unpaid dividends to the date of redemption. Beginning on the 181st day after the final closing and until the third anniversary of the final closing the redemption price shall decrease to $3.9375, plus any accrued and unpaid dividends to the date of redemption. From and after the third anniversary of the final closing, the redemption price shall be equal to 150% of the $2.25 unit offering price (i.e., $3.375 per share), plus any accrued and unpaid dividends to the date of redemption.

Holders of the Series D Preferred Stock generally will have no voting rights. However, if the Company does not pay dividends on any outstanding shares of Series D Preferred Stock for six or more quarterly dividend periods (whether or not declared or consecutive), holders of the Series D Preferred Stock (voting separately as a class with all other outstanding series of preferred stock upon which like voting rights have been conferred and are exercisable) will be entitled to elect two additional directors to the Board of Directors to serve until all unpaid dividends have been fully paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series D Preferred Stock cannot be made without the affirmative vote of holders of at least a majority of the outstanding shares of Series D Preferred Stock, voting as a separate class.

At the Market Common Stock Offering

On July 22, 2024, the Company entered into an agreement with B. Riley Securities, Inc. (the “Agent”) under which the Company may, from time to time, offer and sell shares of Common Stock through or to the Agent having an aggregate gross proceeds of up to $25,000,000. Each time the Company wishes to issue and sell common stock under the agreement, the Company will notify the Agent of the number or dollar value of shares to be issued, the time period during which such sales are requested to be made, any limitation on the number of shares that may be sold in one day, any minimum price below which sales may not be made and other sales parameters deemed appropriate. Once the Company has so instructed the Agent, unless the Agent declines to accept the terms of the notice, the Agent has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell such shares up to the amount specified on such terms. The Agent will be entitled to compensation at a fixed commission rate of up to 3.0% of the gross sales price per share sold. As of August 13, 2024, the Company had sold 31,558 shares of Common Stock for total gross proceeds of $82,378.21 in the At The Market Common Stock Offering.

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

Overview

Monogram Technologies Inc. (the “Company”) was incorporated under the laws of the State of Delaware on April 21, 2016, as “Monogram Arthroplasty Inc.” On March 27, 2017, the Company changed its name to “Monogram Orthopedic Inc.” On May 15, 2024, the Company changed its name from Monogram Orthopedic Inc. to “Monogram Technologies Inc.” Monogram Technologies is an AI-driven robotics company focused on improving human health, with an initial focus on orthopedic surgery. The Company is developing a product solution architecture to enable patient optimized orthopedic implants at scale by combining 3D printing, advance machine vision, AI and next generation robotics. The Company has a robot prototype that can autonomously execute optimized paths for high precision insertion of implants in simulated cadaveric surgeries. Monogram intends to produce and market robotic surgical equipment and related software, orthopaedic implants, tissue ablation tools, navigation consumables, and other miscellaneous instrumentation necessary for reconstructive joint replacement procedures. The Company has obtained 510(k) clearances for certain implants but has not yet made 510(k) premarket notification submissions or obtained 510(k) premarket clearances for any of robotic products. U.S. Food and Drug Administration (FDA) 510(k) premarket clearance is required to market our robotic products, and the Company cannot estimate the timing, or assure our ability, to obtain such clearances.

Recent Developments

FDA Update

On April 19, 2024, Monogram received written feedback from the FDA regarding the Company’s Q1 2023 pre-submission request. Subsequently, Monogram conducted a teleconference meeting with the FDA on April 24, 2024 to discuss the written feedback further and obtain feedback on the Monogram mBôs™ TKA System verification test plan, including a proposed clinical trial protocol on an outside the U.S. (OUS) target population. Management believes the feedback was comprehensive and will be advantageous for preparing a successful 510(k) submission to obtain clearance.

The Company announced on August 8, 2024 that it had submitted a 510(k) premarket filing to the FDA for the Company’s mBôs TKA System. The application was submitted on July 19, 2024, and passed the FDA Administrative Review on August 7, 2024. An FDA decision is expected within 90 days of the initial submission; however, the process may be paused if additional information is requested.

Series D Preferred Stock Offering

On July 9, 2024, the Company entered into a selling agency agreement (the “Selling Agency Agreement”) with Digital Offering LLC (the “Digital Offering”), in connection with the Company’s best efforts offering of up to 4,444,445 units, with each unit consisting of (a) one share of our 8.00% Series D Convertible Cumulative Preferred Stock (the “Series D Preferred Stock”) and (b) one Common Stock Purchase Warrant to purchase one share of our common stock, $0.001 par value per share (the “Common Stock”), for a total of 4,444,445 shares of our Series D Preferred Stock and warrants to purchase up to an aggregate of 4,444,445 shares of our Common Stock (and shares of Common Stock underlying shares of Series D Preferred Stock, PIK dividends on Series D Preferred Stock, and all such warrants).

Each Common Stock Purchase Warrant is exercisable at any time beginning after 180 days from July 9, 2024 through and including July 8, 2025, unless earlier redeemed. Each Common Stock Purchase Warrant is exercisable to purchase one share of Common Stock at an exercise price at an exercise price of $3.375 per share, which is a 150% premium over the unit price of the securities offered in this offering. The warrants will be issued in book-entry form pursuant to a Warrant Agency Agreement between the Company and Equity Stock Transfer, LLC as warrant agent, or the Warrant Agent. The warrants sold to the public will not be listed on any exchange or trading medium.

Digital Offering will act as the lead selling agent for the offering pursuant to the terms of the Selling Agency Agreement. Under the Selling Agency Agreement, the Company has agreed to pay Digital Offering a commission of 5.8% of the gross proceeds received in the offering, which shall be allocated by Digital Offering to members of its selling group and soliciting dealers in Digital Offering’s sole discretion. The Company will reimburse Digital Offering for its reasonable and documented legal costs up to a maximum of $75,000, of which $25,000 has been paid to date.

Digital Offering is acting on a “reasonable best efforts” basis, in connection with the offering. Digital Offering is under no obligation to purchase any of the units or arrange for the sale of any specific number or dollar amount of shares of the units.

In connection with the offering, the Company will enter into a subscription agreement (the “Subscription Agreement”), pursuant to which the Company agrees to sell to certain investors up to 4,444,445 units. Each investor must complete a Subscription Agreement and submit the applicable subscription price as set forth therein.

The Company refers to this offering herein as the “Series D Preferred Stock Offering”. On March 12, 2024, and subsequently further supplemented and ratified on July 12, 2024, in connection with the Series D Preferred Stock Offering, the Company’s board of directors adopted a Certificate of Designations to be filed with the Secretary of State of the State of Delaware (the “DE Secretary”) to create, out of the Company’s authorized but unissued preferred stock, the Series D Preferred Stock (the “Certificates of Designations”). On July 12, 2024, the Certificate of Designations was filed with the DE Secretary.

The Series D Preferred Stock, par value $0.001 per share, is perpetual, subject to certain provisions in the Certificates of Designations, and the authorized number of shares of the Series D Preferred Stock is 6,000,000 shares. The number of shares of Series D Preferred Stock may be increased from time to time pursuant to the Certificate of Designations and any such additional shares of Series D Preferred Stock shall form a single series with the Series D Preferred Stock. Each share of Series D Preferred Stock shall have the same designations, rights, preferences, powers, restrictions and limitations as every other share of Series D Preferred Stock. The Series D Preferred Stock ranks, as to dividend rights and rights upon the Company’s liquidation, dissolution, or winding up, senior to all classes or series of the Company’s Common Stock.

As of the date of this Quarterly Report on Form 10-Q, the Company has sold 360,960 units, for total gross proceeds of $812,160 from the Series D Preferred Stock Offering. The Company has not received proceeds from the exercise of the Common Stock Purchase Warrants.

The foregoing descriptions of the Subscription Agreement, Common Stock Purchase Warrant, and Warrant Agency Agreement, and Certificate of Designations are not complete and are qualified in their entirety by reference to the full text of each, copies of which are included as Exhibit 10.24, Exhibit 4.5, Exhibit 4.6, and Exhibit 3.3, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

At the Market Common Stock Offering

On July 22, 2024, Monogram Technologies Inc. (“we,” “us,” “our”), entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. to sell shares of our Common Stock from time to time through an “at-the-market” equity offering program under which B. Riley Securities, Inc. will act as our sales agent (the “Sales Agent”).

Under the Sales Agreement, we will set the parameters for the sale of shares of our Common Stock, including the maximum number or amount of shares to be sold, the time period during which sales may be made, any limitation on the number or amount of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, the Sales Agent may sell shares of our Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on or through the Nasdaq Capital Market (“Nasdaq”), on or through any other existing trading market for our Common Stock or to or through a market maker. The Sales Agent will use commercially reasonable efforts in conducting such sales activities consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of Nasdaq. We made certain customary representations, warranties and covenants to the Sales Agent in the Sales Agreement, and we agreed to customary indemnification and contribution obligations, including with respect to liabilities under the Securities Act and the Securities Exchange Act. The Sales Agreement may be terminated by us or the Sales Agent for any or no reason upon five days’ prior notice.

Under the Sales Agreement, we may issue and sell from time to time shares of our Common Stock. We have no obligation to sell any shares of our Common Stock under the Sales Agreement, and we may suspend solicitation and offers under the Sales Agreement for any reason in our sole discretion. We agreed to pay the Sales Agent a commission equal to up to 3.0% of the gross proceeds from the sales of shares of our Common Stock pursuant to the Sales Agreement or such lower amount as we and the Sales Agent may agree.

Any shares of our Common Stock sold under the Sales Agreement will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-279927) and the base prospectus included therein, originally filed with the Commission on June 4, 2024 and declared effective by the SEC on June 14, 2024. A prospectus supplement relating to the offering of shares of our Common Stock under the Sales Agreement was filed with the SEC on July 22, 2024.

We refer to this offering herein as the “At The Market Common Stock Offering”.

The foregoing description of terms and conditions of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2024, which is incorporated herein by reference.

As of August 13, 2024, the Company has sold 31,558 shares of Common Stock under the Sales Agreement, for gross proceeds of $82,378.21.

Debt Securities Offering

Pursuant to our shelf registration statement on Form S-3 (File No. 333-279927) and the base prospectus included therein, originally filed with the Commission on June 4, 2024 and declared effective by the SEC on June 14, 2024, we may also sell from time to time, in one or more offerings under this prospectus, debt securities, which may be senior or subordinated. We will issue any such senior debt securities under a senior indenture that we will enter into with a trustee to be named in the senior indenture. We will issue any such subordinated debt securities under a subordinated indenture, which we will enter into with a trustee to be named in the subordinated indenture.

We have not issued any debt securities pursuant to this registration statement as of the date of this Quarterly Report on Form 10-Q. For a description of the material provisions of the senior debt securities, the subordinated debt securities and the senior and subordinated indentures, please refer to the registration statement on Form S-3 (File No. 333-279927) and the base prospectus included therein, originally filed with the Commission on June 4, 2024 and declared effective by the SEC on June 14, 2024. Forms of the Senior Indenture and Subordinated Indenture are included as Exhibits 4.7 and 4.8, respectively, to this Quarterly Report on Form 10-Q.

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

Name Change

Effective May 15, 2024, the Company changed its corporate name from Monogram Orthopaedics Inc. to Monogram Technologies Inc. (the “Name Change”). The Name Change was effected through a parent/subsidiary short form merger pursuant to an Agreement and Plan of Merger dated May 14, 2024 but effective May 15, 2024 (the “Merger Agreement”). In accordance with the Merger Agreement, the Company’s wholly owned subsidiary, Monogram Technologies Inc., a Delaware corporation (“Merger Sub”) merged with and into the Company (the “Merger”) pursuant to Section 253 of the General Corporate Law of the State of Delaware (the “DGCL”). The Company is the surviving corporation and pursuant to the Certificate of Merger (as defined below), changed its name to Monogram Technologies as of the effective date and time.

To effectuate the Merger, the Company filed a Certificate of Ownership and Merger (the “Certificate of Merger”) with the Secretary of State of the State of Delaware on May 14, 2024, which was effective as of May 15, 2024. In accordance with Section 253 of the DGCL, approval of the Company’s stockholders for the Merger was not required.

The Merger and resulting Name Change do not affect the rights of security holders of the Company. The Company’s Common Stock will continue to be quoted on the Nasdaq Stock Market, under the symbol “MGRM”. Following the Name Change, existing stock certificates, which reflect the Company’s prior corporate name, will continue to be valid. Certificates reflecting the new corporate name will be issued in due course as old stock certificates are tendered for exchange or transfer to the Company’s transfer agent.

The Merger will not affect any of the Company’s material contracts with any third parties, and the Company’s rights and obligations under such material contractual arrangements will continue to be rights and obligations of the Company after the Merger. The Merger will not result in any change in headquarters, business, jobs, management, location of any of the offices or facilities, number of employees, assets, liabilities or net worth of the Company. With the except of the Name Change, there will be no changes to the Company’s bylaws.

The foregoing descriptions of the Merger Agreement and the Certificate of Merger are qualified in their entirety by reference to the full text of the Merger Agreement and the Certificate of Merger, copies of which are included as Exhibits 2.1 and 3.4, respectively, to this Quarterly Report in Form 10-Q and incorporated herein by reference.

Results of Operations for the Three & Six Months ended June 30, 2024 and 2023

Revenues

The Company is currently focused on commercialization of its robotic products, including seeking 510(k) clearances from the FDA for those products. The Company did not make any sales during the six months ended June 30, 2024 or 2023. The Company does not anticipate additional sales before initiating a clinical study and obtaining the appropriate regulatory approvals.

Operating Expenses

The following table sets forth our operating expenses for the period indicated:

	Three Months Ended June 30
	2024	2023	$ Change	% Change
Research and development	$2,425,629	$2,973,815	$(548,186)	(18)%
Marketing and advertising	91,715	1,679,902	(1,588,187)	(95)%
General and administrative	1,116,179	1,084,485	31,694	3%
Total operating expenses	$3,633,523	$5,738,202	$(2,104,679)	(37)%

	Six Months Ended June 30
	2024	2023	$ Change	% Change
Research and development	$4,832,383	$4,913,336	$(80,953)	(2)%
Marketing and advertising	211,410	2,812,527	(2,601,117)	(92)%
General and administrative	2,199,890	1,908,404	291,486	15%
Total operating expenses	$7,243,683	$9,634,267	$(2,390,584)	(25)%

Research and development (“R&D”) expenses decreased 18% during the three months ended June 30, 2024 and 2% during the six months ended June 30, 2024 compared to the respective periods in 2023, primarily as a result of the Company moving more into the validation phase of the verification and validation phase of its robot prototype, which the Company largely completed in the first half of 2024. The move into the validation phase, which consists largely of testing and documenting the system components and protocols led to significant decreases in prototype material and contractor services spend which were primarily incurred in connection with the verification phase. R&D expenses during the three and six months ended June 30, 2024 and 2023 were primarily comprised of payroll and related costs, contractor and prototype material expenses for the development of the Company’s novel robotic system and associated implants. The reduction in R&D expenses for the six months ended June 30, 2024 was offset in part by an increase of $265,789 related to regulatory expenses as the Company prepared for its planned 510(k) submission.

Marketing and advertising expenses decreased significantly (95%) during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Marketing and advertising expenses incurred during the three months ended June 30, 2023 were primarily related Company’s marketing campaign for its Regulation A – Tier 2 offering of its Common Stock (the “Reg A Common Stock Offering”) that began during the three months ended March 31, 2023 and successfully culminated with a round closing in May of 2023. The Company had lower marketing or advertising expenditures of $91,715 related to the Company’s capital raising efforts during the three months ended June 30, 2024 ($211,410 for the six months ended June 30, 2024). The marketing expenses in 2024 related primarily to advertising to drive awareness of the company’s NASDAQ listing and increase the volume of trading activity.

General and administrative expenses increased 3% during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and 15% during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to increases in insurance and regulatory compliance and consulting and professional fees, as described more fully below:

●	Insurance and regulatory compliance expenses were higher during the three and six months ended June 30, 2024 compared to the same periods in 2023 due to additional insurance and regulatory compliance activities required to list as a publicly traded company on NASDAQ, which occurred mid-2023 (and therefore led to an increase in expenses incurred during the three and six months ended June 30, 2024 compared to the same periods in 2023 before the Company had its shares of Common Stock listed on Nasdaq).
●	Consulting and professional services expenses were higher during the three months and six months ended June 30, 2024 compared to the respective periods ended June 30, 2023 as a result of the Company’s use of such services related to its offering of Common Stock pursuant to its registration statement on Form S-1 that was declared effective on September 7, 2023 (which is still ongoing as of the date of this Quarterly Report on Form 10-Q), increased legal and accounting expenses due to our increased regulatory reporting requirements as an Exchange Act reporting company (which we became during the three-months ended June 30, 2023), and continued protection for the Company’s intellectual property.

As a result of the foregoing, with the significant reduction in marketing and advertising expenses being the primary driver, the Company’s total operating expenses were 25% lower during the six months and 37% lower during the three months ended June 30, 2024 compared to the same periods ending June 30, 2023.

Other Income (Expense)

The following table sets forth our other income (expense) for the period indicated :

	Three Months Ended June 30
	2024	2023	$ Change
Change in fair value of warrant liability	$—	$439,611	$(439,611)
Interest income and other, net	96,066	61,710	34,356
Other income (expense)	—	339	(339)
Total operating expenses	$96,066	$501,660	$(405,594)

	Six Months Ended June 30
	2024	2023	$ Change
Change in fair value of warrant liability	$—	$442,134	$(442,134)
Interest income and other, net	199,522	96,530	102,992
Other income (expense)	—	340	(340)
Total operating expenses	$199,522	$539,004	$(339,482)

During the three and six months ended June 30, 2023, the Company had a change in the fair value of warrant liability that resulted in a gain caused primarily by a decrease in the value of the Company’s Common Stock used to estimate the fair value of certain warrants that included anti-dilution protections. Because of these protections, when the Company issued additional shares of its capital stock in connection with its ongoing capital raising efforts, the number of shares issuable upon the exercise of these warrants increased proportionally. During May and October 2023, these warrants were exercised by the holders, and as a result, no warrants with anti-dilution protections remain outstanding.

The increase in interest income during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 is primarily the result of proceeds from the Reg A Common Stock Offering which were invested in a JP Morgan US Government Money Market Fund beginning in Q2 2023.

Net Loss

As a result of the foregoing factors, the Company had a net loss of $3,537,457 for the three months ended June 30, 2024 – a 32.4% improvement compared to $5,236,541 in net loss for the three months ended June 30, 2023. Additionally, the Company had a net loss of $7,044,161 for six months ended June 30, 2024 – a 22.55% improvement compared to $9,095,263 in net loss for six months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024 the Company had approximately $7.3 million in cash on hand, largely resulting from proceeds received from the Company’s Reg A Common Stock Offering that ended in May 2023. The Company has recorded losses since inception and, as of June 30, 2024, had working capital of approximately $5.6 million and total stockholders’ equity of approximately $7.0 million. Since inception, the Company has been primarily capitalized through securities offerings. The Company plans to continue to try to raise additional capital through available financing options to the Company, including, but not limited to, registered or exempt equity and/or debt offerings, as well as straight or convertible debt financings, although there can be no assurance that we will be successful in these fundraising efforts. Absent additional capital, the Company may be forced to reduce expenses significantly and could become insolvent.

To provide additional flexibility to the Company ahead of generating sufficient revenues to support operations:

●	On July 19, 2023, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, II LLC (the “BRPC II”). Under the Purchase Agreement and Registration Rights Agreement, the Company has the right to sell to BRPC II up to $20.0 million in shares of Common Stock (the “Committed Equity Shares”), subject to certain limitations and the satisfaction of specified conditions in the Purchase Agreement, from time to time over the 24-month period commencing upon the initial satisfaction of the conditions to the BRPC II’s purchase obligations set forth in the Purchase Agreement, including that the registration statement declared effective by the SEC on September 7, 2023. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and it is under no obligation to sell any securities to BRPC II under the Purchase Agreement. As of June 30, 2024, we have sold 292,726 shares of Common Stock to BRPC II for gross proceeds of $961,245 pursuant to this purchase obligation – and therefore have approximately $19 million worth of our Common Stock that we may sell to BRPC II.
●	On July 9, 2024, the Company commenced the Series D Offering (described more fully under “Recent Developments” in Item 2 of this report). As of August 13, 2024, the Company had sold 360,960 units, for total gross proceeds of $812,160 from the Series D Preferred Stock Offering. The Company has not received proceeds from the exercise of the Common Stock Purchase Warrants.
●	On July 22, 2024, the Company commenced the At The Market Common Stock Offering (described more fully under “Recent Developments” in Item 2 of this report). As of August 13, 2024, the Company had sold 31,558 shares of Common Stock for total gross proceeds of $82,378.21 in the At The Market Common Stock Offering. As of the date of this Quarterly Report on Form 10-Q, sales in this offering are still ongoing.

The Company’s unaudited condensed financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, incurred a net loss during the six months ended June 30, 2024 of $7,044,161 and had an accumulated deficit of $58,552,825 as of June 30, 2024.

The Company’s ability to continue as a going concern in the next twelve months following the date the unaudited condensed financial statements were available to be issued is dependent upon its ability to produce revenues, raise capital, and/or obtain other financing sufficient to meet current and future obligations. Management has evaluated these conditions and believes its current cash balances, plus the additional capital available under the Purchase Agreement and potential proceeds from the Series D Preferred Stock and At The Market Common Stock Offerings will be sufficient for the Company to satisfy its near-term capital needs and to continue as a going concern for a reasonable period.

Issuances of Equity

In two transactions during January and February 2024, ZB Capital Partners LLC, holder of a warrant exercisable for 547,944 shares of Common Stock, executed a cashless exercise of its warrant under which the Company issued the holder a total of 246,458 shares of Common Stock and retained the remaining shares as settlement of the $1.83 per share exercise price of the warrant.

During the six months ended June 30, 2024, the Company sold 85,526 shares of its Common Stock to BRPC II for total proceeds, net of issuance costs, of $206,341.

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

During the six months ended June 30, 2024, the Company did not issue Pro-Dex any such Coverage Warrants.

Indebtedness

As of June 30, 2024, the Company had $2,774,768 in total liabilities, primarily comprised of vendor accounts payable of $1,668,043, accrued liabilities of $677,356 and lease liabilities of $429,369.

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

Cash Flows

	For the six months ended
	June 30,
	2024	2023
Cash used in operating activities	$(6,477,911)	$(8,768,464)
Cash used in investing activities	$(11,389)	$(37,409)
Cash provided by financing activities	$206,341	$15,434,902

Cash Used In Operating Activities

For the six months ended June 30, 2024, of the approximately $7.0 million net loss, there were various cash and non-cash adjustments that were added or subtracted from the net loss to arrive at $6,477,911 in cash used in operating activities, such as $578,493 for non-cash stock-based compensation, $212,744 for non-cash depreciation and amortization, $364,999 for accounts receivable, $(296,693) in other current assets, $(794,225) in accounts payable, and $391,297 in accrued liabilities. The decrease in cash used in operating activities during the six months ended June 30, 2024, compared to the same period in 2023, was primarily driven by a reduction in our net loss during this same period and the collection of a receivable related to Monogram’s first surgical robot sale that occurred in Q4 2023, partially offset by our payment of R&D invoices related to activities in 2023 that were paid during the six months ended June 30, 2024 (which reduced accounts payable as of June 30, 2024).

Cash Used in Investing Activities

For the six months ended June 30, 2024 and 2023, cash used in investing activities were comprised entirely of equipment purchases and remained relatively stable between the two periods.

Cash provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2024 was provided entirely by sales of Common Stock to B. Riley Principal Capital II, LLC pursuant to the Purchase Agreement. Cash provided by financing activities during the six months ended June 30, 2023 was provided by the Reg A Common Stock Offering that concluded in May 2023.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, incurred a net loss during the six months ended June 30, 2024 of $7,044,161 and has an accumulated deficit of $58,552,825 as of June 30, 2024.

The Company’s ability to continue as a going concern in the next twelve months following the date the unaudited financial statements were available to be issued is dependent upon its ability to produce revenues, raise capital, and/or obtain other financing sufficient to meet current and future obligations. Management has evaluated these conditions and believes its current cash balances, plus the additional capital available under the Common Stock Purchase Agreement described in Note 4, will be sufficient for the Company to satisfy its near-term capital needs and to continue as a going concern for a reasonable period.

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

Item 4. Controls And Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated May 14, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2024)
3.1	Sixth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024)
3.2

Amended and Restated Bylaws, effective as of March 12, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 15, 2024)

3.3

Certificate of Designations of Preferences, Rights and Limitations of 8.00% Series D Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2024)

3.4

Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on May 14, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2024).

4.1	Warrant Agreement dated December 20, 2018 between Monogram Technologies Inc. and Pro-Dex, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed with the SEC on July 27, 2023)
4.2

Warrant to Purchase Capital Stock dated February 7, 2019 between Monogram Technologies Inc. and ZB Capital Partners, LLC as Holder (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

4.3	Form of Warrant to be issued to StartEngine Primary, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1 filed with the SEC on July 27, 2023)
4.4	Description of Securities (incorporated by reference to exhibit 4.4 to the Company’s Annual Report on Form 10 - K for the fiscal year ended December 31, 2023 filed with the SEC on March 14, 2024)
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024)
4.6	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024))
4.7	Form of Senior Indenture (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed with the SEC on June 4, 2024)
4.8	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed with the SEC on June 4, 2024)
10.1	Consulting agreement dated April 5, 2021 between Monogram Technologies Inc. and Doug Unis (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on July 27, 2023)
10.2

Amended Employment Agreement dated April 29, 2018 between Monogram Technologies Inc. and Benjamin Sexson (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.3

April 30, 2019 Amendment to Employment Agreement dated April 29, 2018 between Monogram Technologies Inc. and Benjamin Sexson (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed with the SEC on July 27, 2023).

10.4

May 31, 2020 Amendment to Employment Agreement dated April 29, 2018 between Monogram Technologies Inc. and Benjamin Sexson (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.5

Exclusive Licensing Agreement dated October 3, 2017 between Monogram Technologies Inc. as Licensee and Icahn School of Medicine at Mount Sinai as Licensor (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.6

Option Agreement dated March 18, 2019 between Monogram Technologies Inc. and Icahn School of Medicine at Mount Sinai (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.7

Amendment No. 2 to the Exclusive Licensing Agreement dated June 28, 2019 between Monogram Technologies Inc. as Licensee and Icahn School of Medicine at Mount Sinai (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.8

Amendment No. 3 to the Exclusive Licensing Agreement dated September 17, 2020 between Monogram Technologies Inc. as Licensee and Icahn School of Medicine at Mount Sinai (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.9

Amendment No. 4 to the Exclusive Licensing Agreement dated May 17, 2023 between Monogram Technologies Inc. as Licensee and Icahn School of Medicine at Mount Sinai (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.10

Stock Issuance Agreement between Monogram Technologies Inc. and Icahn School of Medicine at Mount Sinai (incorporated by reference to Exhibit 10.10 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.11

Development and Supply Agreement dated December 20, 2018 between Monogram Technologies Inc. and Pro-Dex, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

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
10.15

Common Stock Purchase Agreement, dated July 19, 2023 by and between Monogram Technologies Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.16

Registration Rights Agreement, dated July 19, 2023 by and between Monogram Technologies Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1 filed with the SEC on July 27, 2023)

10.17 †

Supply Agreement dated October 3, 2023 between Monogram Technologies Inc. and Pro-Dex, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

10.18

Warrant Exercise Side Letter dated October 2, 2023 between Monogram Technologies Inc. and Pro-Dex, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

10.19

November 3, 2023 Amendment to Warrant Exercise Side Letter dated October 2, 2023 between Monogram Technologies Inc. and Pro-Dex, Inc. (incorporated by reference to exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 filed with the SEC on November 8, 2023)

10.20

Kamran Shamaei Offer Letter dated February 11, 2021 (incorporated by reference to exhibit 10.20 to the Company’s Annual Report on Form 10 - K for the fiscal year ended December 31, 2023 filed with the SEC on March 14, 2024)

10.21

Consulting agreement dated July 28, 2023 between Monogram Technologies Inc. and Colleen Gray (incorporated by reference to Exhibit 10.21 to the Company’s Form POS - AM filed with the SEC on April 18, 2024)

10.22

Consulting agreement dated September 19, 2022 between Monogram Technologies Inc. and Paul Riss (incorporated by reference to Exhibit 10.22 to the Company’s Form POS - AM filed with the SEC on April 18, 2024)

10.23†

Clinical Research Services Master Agreement between the Company and the CRO dated May 8, 2024. (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q filed with the SEC on May 14, 2024)

10.24	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024).
31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith.
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

MONOGRAM TECHNOLOGIES INC.

By	/s/ Benjamin Sexson
Benjamin Sexson, Chief Executive Officer
Monogram Technologies Inc.

The following persons in the capacities and on the dates indicated have signed this offering statement.

/s/ Benjamin Sexson
Benjamin Sexson, Chief Executive Officer, Director
Date: August 15, 2024

/s/ Noel Knape
Noel Knape, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
Date: August 15, 2024