Form 10-Q
period 2024-09-30
Monogram Technologies Inc.
filed 2024-11-14
CIK 1769759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were 34,312,261 shares of Common Stock, par value $0.001 per share, of the registrant issued and outstanding.

MONOGRAM TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONOGRAM TECHNOLOGIES INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,565,142	$13,589,028
Account receivable	—	364,999
Prepaid expenses and other current assets	2,065,863	664,262
Total current assets	18,631,005	14,618,289
Equipment, net of accumulated depreciation	829,216	945,020
Intangible assets, net	391,250	548,750
Operating lease right-of-use assets	370,795	466,949
Total assets	$20,222,266	$16,579,008
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,536,663	$2,462,268
Accrued liabilities	874,797	227,684
Operating lease liabilities, current	135,757	128,266
Total current liabilities	2,547,217	2,818,218
Operating lease liabilities, non-current	260,904	363,724
Total liabilities	2,808,121	3,181,942
Commitments and contingencies	—	—
Stockholders’ equity:
Series D Preferred Stock, par value $0.0001 per share; 6,000,000 shares authorized; 4,614,453 shares issued and outstanding	4,614	—
Common stock, $.001 par value; 90,000,000 shares authorized; 34,312,261 and 31,338,391shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	34,312	31,338
Additional paid-in capital	81,083,405	64,874,392
Accumulated deficit	(63,708,186)	(51,508,664)
Total stockholders’ equity	17,414,145	13,397,066
Total liabilities and stockholders’ equity	$20,222,266	$16,579,008

The accompanying notes are an integral part of these financial statements.

MONOGRAM TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Product revenue	$—	$—	—	—
Cost of goods sold	—	—	$—	$—
Gross profit	—	—	—	—
Operating expenses:
Research and development	2,214,729	2,664,542	7,047,112	7,577,907
Marketing and advertising	1,838,937	32,220	2,050,347	2,844,748
General and administrative	1,093,456	1,060,270	3,293,344	2,968,644
Total operating expenses	5,147,122	3,757,032	12,390,803	13,391,299
Loss from operations	(5,147,122)	(3,757,032)	(12,390,803)	(13,391,299)
Other income:
Change in fair value of warrant liability	—	2,646,399	—	3,088,533
Interest income and other, net	112,621	114,973	312,142	211,843
Total other income	112,621	2,761,372	312,142	3,300,376
Net loss before taxes	(5,034,501)	(995,660)	(12,078,661)	(10,090,923)
Income taxes	—	—	—	—
Net loss	$(5,034,501)	$(995,660)	$(12,078,661)	$(10,090,923)
Basic and diluted loss per common share	$(0.16)	$(0.03)	$(0.38)	$(0.52)
Weighted-average number of basic and diluted shares outstanding	32,223,656	29,284,949	31,806,252	19,482,606

The accompanying notes are an integral part of these financial statements.

MONOGRAM TECHNOLOGIES INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

							Total
	Series D Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2023	—	—	31,338,391	$31,338	$64,874,392	$(51,508,664)	$13,397,066
Vesting of Common Stock from services performed	—	—	—	—	37,500	—	37,500
Issuance of Common Stock for cash, net of issuance costs	—	—	49,146	49	4,696	—	4,746
Issuance of Common Stock upon cashless warrant exercise	—	—	246,458	246	(246)	—	—
Stock-based compensation	—	—	—	—	294,899	—	294,899
Net loss	—	—	—	—	—	(3,506,704)	(3,506,704)
Balance as of March 31, 2024	—	—	31,633,995	31,633	65,211,241	(55,015,368)	10,227,507
Vesting of Common Stock from services performed	—	—	—	—	12,500	—	12,500
Issuance of Common Stock for cash, net of issuance costs	—	—	36,380	36	55,603	—	55,639
Stock-based compensation	—	—	—	—	283,594	—	283,594
Net loss	—	—	—	—	—	(3,537,457)	(3,537,457)
Balance as of June 30, 2024	—	—	31,670,375	$31,670	$65,562,938	$(58,552,825)	$7,041,783
Issuance of Series D preferred stock, net of costs	5,664,316	5,664	—	—	11,040,954	—	11,046,618
Series D preferred stock converted to Common stock	(1,049,863)	(1,050)	1,049,863	1,050	—	—	—
Issuance of common stock, net of costs	—	—	1,592,023	1,592	4,115,478	—	4,117,070
Stock-based compensation	—	—	—	—	364,035	—	364,035
Dividends on Series D preferred stock	—	—	—	—	—	(120,860)	(120,860)
Net loss	—	—	—	—	—	(5,034,501)	(5,034,501)
Balance as of September 30, 2024	4,614,453	$4,614	34,312,261	$34,312	$81,083,405	$(63,708,186)	$17,414,145

	Series A		Series B		Series C						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2022	4,897,553	$4,898	3,195,599	$3,196	438,367	$438	9,673,870	$9,674	$41,894,417	$(37,763,447)	$4,149,176
Issuances of Class C Preferred Stock, net of issuance costs	—	—	—	—	21,088	21	—	—	147,021	—	147,042
Stock-based compensation	—	—	—	—	—	—	—	—	368,140	—	368,140
Net loss	—	—	—	—	—	—	—	—	—	(3,858,722)	(3,858,722)
Balance as of March 31, 2023	4,897,553	4,898	3,195,599	3,196	459,455	459	9,673,870	9,674	42,409,578	(41,622,169)	805,636
Conversions of Preferred Stock into Common Stock	(4,897,553)	(4,898)	(3,195,599)	(3,196)	(459,455)	(459)	17,105,214	17,105	(8,522)	—	—
Issuance of Common Stock for cash, net of issuance costs	—	—	—	—	—	—	2,374,641	2,375	15,285,486	—	15,287,860
Exercise of warrants	—	—	—	—	—	—	78,837	79	926,256	—	926,335
Issuance of restricted Common Stock for services	—	—	—	—	—	—	20,689	21	24,979	—	25,000
Stock-based compensation	—	—	—	—	—	—	—	—	390,120	—	390,120
Net loss	—	—	—	—	—	—	—	—	—	(5,236,541)	(5,236,541)
Balance as of June 30, 2023	—	$—	—	$—	—	$—	29,253,251	$29,253	$59,027,867	$(46,858,710)	$12,198,410
Issuances of common stock for services	—	—	—	—	—	—	49,389	49	277,931	—	277,980
Vesting of common stock from services performed	—	—	—	—	—	—	—	—	25,000	—	25,000
Stock issuance costs	—	—	—	—	—	—	—	—	(33,561)	—	(33,561)
Stock-based compensation		—	—	—	—	—	—	—	400,239	—	400,239
Net loss	—	—	—	—	—	—	—	—	—	(995,660)	(995,660)
Balance as of September 30, 2023	—	$—	—	$—	—	$—	29,302,640	$29,303	$59,697,475	$(47,854,370)	$11,872,408

The accompanying notes are an integral part of these financial statements.

MONOGRAM TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
	2024	2023
Operating activities:
Net loss	$(12,078,661)	$(10,090,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	942,528	1,158,499
Other expenses settled with stock issuances	50,000	80,000
Loss from change in fair value of common stock make-whole obligation	35,749	—
Depreciation and amortization	321,114	307,293
Change in fair value of warrant liability	—	(3,088,533)
Changes in non-cash working capital balances:
Account receivable	364,999	—
Other current assets	(168,691)	273,079
Accounts payable	(925,605)	1,121,822
Accrued liabilities	490,504	(197,243)
Operating lease assets and liabilities, net	825	5,622
Cash used in operating activities	(10,967,238)	(10,430,384)
Investing activities:
Purchases of equipment	(47,809)	(40,765)
Cash used in investing activities	(47,809)	(40,765)
Financing activities:
Proceeds from issuances of Common Stock, net of cash costs	4,177,931	15,254,300
ELOC issuance cost	—	(523,362)
Proceeds from issuances of Series C Preferred Stock, net	—	147,042
Proceeds from issuances of Series D Preferred Stock, net	9,813,230	—
Cash provided by financing activities	13,991,161	14,877,980
Increase (decrease) in cash and cash equivalents during the period	2,976,114	4,406,831
Cash and cash equivalents, beginning of the period	13,589,028	10,468,645
Cash and cash equivalents, end of the period	$16,565,142	$14,875,476

Noncash investing and financing activities:
Receivable from stock offerings’ selling agent	$1,378,867	$—
Amortization of deferred issuance costs of Common Stock Purchase Agreement	$145,956	$—
Series D Preferred Stock dividends payable	$120,860	$—
Cashless exercise of warrant	$246	$926,335
Common Stock issued for services related to Common Stock Purchase Agreement	$—	$247,980

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

Monogram has obtained FDA clearance for mPress implants. Monogram submitted the application for 510(k) clearance for its robotic products in July 2024. The Company is required to obtain FDA clearance before it can market its products. Monogram cannot estimate the timing or assure the ability to obtain such clearances.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, incurred a net loss during the nine months ended September 30, 2024 of $12,078,661 and has an accumulated deficit of $63,708,186 as of September 30, 2024.

The Company’s ability to continue as a going concern in the next twelve months following the date the unaudited financial statements were available to be issued is dependent upon its ability to produce revenues, raise capital, and/or obtain other financing sufficient to meet current and future obligations. Management has evaluated these conditions and believes its current cash balances, plus the additional capital available under the Common Stock Purchase Agreement and At the Market Common Stock Offering described in Note 4, will be sufficient for the Company to satisfy its near-term capital needs and to continue as a going concern for a reasonable period.

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

Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of common stock shares outstanding. To the extent that stock options, warrants, and convertible preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. For the three and nine months ended September 30, 2024 and 2023, the Company excluded the following shares from the calculation of diluted loss per share because such amounts were antidilutive:

	Nine months ended
	September 30,
	2024	2023
Shares issuable upon exercise of warrants	5,962,438	2,376,495
Shares issuable upon conversion of Series D Preferred Stock	4,614,453	—
Shares issuable upon exercise of stock options	4,994,266	4,891,891
Total	15,571,157	7,268,386

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

2.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Inventory	$290,333	$4,550
Receivable from stock offerings selling agent	1,378,867	—
Deferred issuance costs of active stock offerings	—	145,956
Other prepaid expenses	381,930	349,323
Others	14,733	164,433
Prepaid expenses and other current assets	$2,065,863	$664,262

The receivable from the Company’s stock offerings selling agent is the result of a timing difference between when investors in the Company’s active stock offerings purchase shares and remit their payment to the selling agent and when the selling agent remits these funds to the Company.

3.	Accrued Liabilities

Other current liabilities consist of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Payroll liabilities	$589,082	$141,131
Series D Preferred Stock dividends payable	120,860	—
Common stock purchase liability	80,082	44,333
Other liabilities	84,773	42,220
Other current liabilities	$874,797	$227,684

4.Preferred and Common Stock

Common Stock Purchase Agreement

On July 19, 2023, the Company entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, II LLC (the “BRPC II”), pursuant to which the Company has the right to sell to BRPC II up to $20.0 million in shares of Common Stock (the “Committed Equity Shares”), subject to certain limitations and the satisfaction of specified conditions in the Common Stock Purchase Agreement, from time to time over the 24-month period commencing upon the initial satisfaction of the conditions to the BRPC II’s purchase obligations set forth in the Common Stock Purchase Agreement. Sales of Common Stock pursuant to the Common Stock Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and it is under no obligation to sell any securities to BRPC II. As of September 30, 2024, the Company had raised gross proceeds of $961,245 from the sale of 292,726 shares under the Common Stock Purchase Agreement.

As consideration for BRPC II’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued 45,252 shares of Common Stock to BRPC II (the “Commitment Shares”). Under the terms of the Common Stock Purchase Agreement, if the aggregate proceeds received by BPRC II from its resale of the Commitment Shares is less than $200,000 then, upon notice by BRPC II, the Company must pay the difference between $200,000 and the aggregate proceeds received by BPRC II from its resale of the Commitment Shares. At September 30, 2024, the market value of the Commitment Shares was $119,918. Therefore, the Company’s make-whole obligation was $80,082 and this amount was recorded as a component of accrued expenses in the accompanying balance sheet. During the nine months ended September 30, 2024, the $35,749 decrease in the fair value of the Company’s make-whole obligation was recorded as a component of interest income and other, net, in the accompanying statement of operations.

Series A, Series B, Series C and Series D Preferred Stock

On May 17, 2023, the Company filed a Form 8-A in connection with the listing of its Common Stock on Nasdaq, which was declared effective on the same date. At that time, each outstanding share of Series A, Series B, and Series C Preferred Stock was converted into two shares of Common Stock of the Company. At September 30, 2024, the Company had no shares of Series A, Series B, or Series C Preferred Stock outstanding.

Series D Preferred Stock Offering

On July 9, 2024, the Company commenced a best efforts offering of up to 5,790,479 units at a price per unit of $2.25. Each unit consists of one share of Series D Preferred Stock and a warrant to purchase one share of Common Stock at an exercise price of $3.375 per share. The warrants are exercisable at any time during the period beginning 180 days after July 9, 2024 through and including July 8, 2025, unless redeemed earlier by the Company. At September 30, 2024, warrants exercisable into 5,664,316 shares of Common Stock issued in connection with this offering remained outstanding.

Holders of Series D Preferred Stock are entitled to receive cumulative quarterly dividends, when and as declared by the Company’s Board of Directors, at a rate of 8.0% of the $2.25 liquidation preference per share. Dividends, at the Company’s discretion, may be paid in cash or in kind in the form of Common Stock. Upon a liquidation, dissolution, or winding up of the Company, holders of Series D Preferred Stock will be entitled to receive a per share liquidation preference of $2.25 plus an amount equal to any accrued but unpaid dividends (whether or not declared).

Each share of Series D Preferred Stock is optionally convertible, at any time, into one share of Common Stock. Each share of Series D Preferred Stock will be mandatorily convertible into one share of Common Stock upon the occurrence of a change in control of the Company, 10 consecutive trading days of the Company’s Common Stock closing pricing being at or above $2.8125 per share, or the Company’s consummation of a firm commitment public offering of Common Stock for gross proceeds of at least $15 million at an offering price per share equal to or greater than $3.375.

The Company has the option (but is not required) to redeem the Series D Preferred Stock, in whole or in part, by paying a specified redemption price plus any accrued and unpaid dividends through the date of redemption. The redemption price is $4.50 per share up to and including the 180th day from the original issuance date, $3.9375 per share beginning on the 181st day after the original issuance date and until the third anniversary of the original issuance date, and $3.375 per share from and after the third anniversary of the original issuance date.

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

At the Market Common Stock Offering

On July 22, 2024, the Company entered into an agreement with B. Riley Securities, Inc. (the “Agent”) under which the Company may, from time to time, offer and sell shares of Common Stock through or to the Agent having an aggregate gross proceeds of up to $25,000,000. Each time the Company wishes to issue and sell common stock under the agreement, the Company will notify the Agent of the number or dollar value of shares to be issued, the time period during which such sales are requested to be made, any limitation on the number of shares that may be sold in one day, any minimum price below which sales may not be made and other sales parameters deemed appropriate. Once the Company has so instructed the Agent, unless the Agent declines to accept the terms of the notice, the Agent has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell such shares up to the amount specified on such terms. The Agent will be entitled to compensation at a fixed commission rate of up to 3.0% of the gross sales price per share sold. As of September 30, 2024, the Company had sold 1,592,023 shares of Common Stock for total gross proceeds of $4.27 million in connection with this offering.

Anti-Dilution Right of CEO

Benjamin Sexson, the Company’s Chief Executive Officer (“CEO”), is entitled to pre-emptive rights that permit him to preserve his vested equity position in the Company in the event of any additional issuances of Common Stock (or securities convertible into Common Stock), at a per-share price equal to the then current fair value, as reasonably determined by the Board.

5.Stock Warrants

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

In October 2023, as consideration for Pro-Dex, Inc. (“Pro-Dex”) agreeing to exercise a non-dilutive warrant originally issued in December 2018, the Company agreed to issue Pro-Dex additional “Coverage Warrants”. Under the terms of the Coverage Warrants, if, (a) between October 2, 2023 and March 31, 2024 or (b) during the six month period between (i) April 1 and September 30 and (ii) October 1 and March 31 of each year thereafter, Monogram engages in or otherwise consummates an issuance of securities that results in Monogram receiving, or having the right to receive, gross proceeds of $5.0 million or more during such period, then Monogram will issue Pro-Dex a warrant to be exercised in cash to purchase 5% (calculated after giving effect to such issuance to Pro-Dex) of the types, series and classes of securities issued during such period at a price equal to the total gross proceeds received over such period divided by the number of securities issued during that same period (each, a “Coverage Warrant”). Each Coverage Warrant will have a term of six months from the date of issuance.

The gross proceeds received by the Company’s in its Series D Preferred Stock and Common Stock offerings during the period from April 1, 2024 to September 30, 2024 exceeded $5.0 million. Therefore, at September 30, 2024, the Company was obligated to issue Pro-Dex a warrant exercisable into 298,122 shares of Series D Preferred Stock at an exercise price of $2.25 per share and a warrant exercisable into 85,705 shares of Common Stock at an exercise price of $2.67.

6.	Stock Options

The Company has adopted a stock option plan covering the issuance of up to 5,200,000 shares of Common Stock to qualified individuals. Options granted under this plan vest over four years and expire ten years from the date of the grant. The following table summarizes stock option activity for the nine months ended September 30, 2024:

	Option	Weighted-Average	Weighted-Average
	Number of	Exercise	Remaining
	Shares	Price Per Share	Contractual Term
Options outstanding as of January 1, 2024	4,904,266	$1.93	7.50
Granted	973,000	2.09	—
Exercised	—	—	—
Canceled	(883,000)	3.36	—
Options outstanding as of September 30, 2024	4,994,266	$1.71	7.22
Options exercisable as of September 30, 2024	2,889,074	$1.58	6.01

Stock-based compensation expense resulting from granted stock options was $942,528 and $1,158,499 for the nine months ended September 30, 2024 and 2023, respectively. Unrecognized stock-based compensation expense related to stock options of $4,854,408 at September 30, 2024 will be recognized in future periods as the related stock options continue to vest over a weighted-average period of 2.93 years.

On July 1, 2024, the Company offered each holder of previously issued stock options a one-time, 45-day choice to void the holder’s previously issued stock option grant or grants and receive a replacement stock option grant exercisable into an equivalent number of shares of Common Stock at a reduced exercise price of $2.02 per share. In total, the Company issued replacement stock option grants exercisable into 797,500 shares of Common Stock. The Company accounted for the issuance of the replacement stock option grants as a repricing and accordingly, the difference between the fair value of the replacement stock option on July 1, 2024 and the fair value of the previously issued stock options on July 1, 2024 will be recognized over the vesting term of the replacement stock option.

Provided the holder continues to have a service relationship with the Company at each vesting date, the replacement stock options grants have a vesting schedule as follows: 25% vest and become exercisable after one year and the remaining 75% vest and become exercisable in twelve equal 6-month installments over the six-year period thereafter.

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

October 2, 2024, the Company announced the closing of its Series D Preferred Stock offering. In total, the Company received gross proceeds of approximately $13 million from the sale of units consisting of 5,789,479 shares of the Company’s Series D Preferred Stock and warrants to purchase an aggregate of 5,789,479 shares of the Company’s Common Stock in connection with this offering.

The Company evaluated subsequent events through the date these unaudited financial statements were issued for events that should be recorded or disclosed in the financial statements as of September 30, 2024. Other than those noted above, the Company concluded that no other events have occurred that would require recognition or disclosure in the unaudited financial statements.

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

Overview

Monogram Technologies Inc. (the “Company”, “Monogram”, “we,” “us,” “our”) was incorporated under the laws of the State of Delaware on April 21, 2016, as “Monogram Arthroplasty Inc.” On March 27, 2017, the Company changed its name to “Monogram Orthopedics Inc.” On May 15, 2024, the Company changed its name from Monogram Orthopedics Inc. to “Monogram Technologies Inc.” Monogram Technologies is an AI-driven robotics company focused on improving human health, with an initial focus on orthopedic surgery. The Company is developing a product solution architecture to enable patient optimized orthopedic implants at scale by combining 3D printing, advanced machine vision, AI and next generation robotics. The Company has a robot prototype that can autonomously execute optimized paths for high precision insertion of implants in simulated cadaveric surgeries. Monogram intends to produce and market robotic surgical equipment and related software, orthopaedic implants, tissue ablation tools, navigation consumables, and other miscellaneous instrumentation necessary for reconstructive joint replacement procedures. The Company has obtained 510(k) clearances for certain implants but has not yet made 510(k) premarket notification submissions or obtained 510(k) premarket clearances for any of robotic products. U.S. Food and Drug Administration (FDA) 510(k) premarket clearance is required to market our robotic products, and the Company cannot estimate the timing, or assure our ability, to obtain such clearances.

Recent Developments

FDA Update

The Company announced on August 8, 2024, that on July 19, 2024, it had submitted a 510(k) premarket filing to the FDA for the Company’s semi-active version of the mBôs TKA System. The FDA has completed its Administrative and Substantive reviews of this 510(k) filing. On September 30, 2024, the Company received an Additional Information Request (AIR) from the FDA. According to the 2nd Quarter FY2023 MDUFA V Performance Report, approximately 68% of 510(k)s submitted in FY2022 received AIR requests from the FDA during their first review cycle. Monogram’s 510(K) submission was over 28,000 pages, so receipt of the AIR from the FDA aligned with management’s expectations.

On October 16, 2024, the Company held a teleconference with the FDA to address the clarification questions in the AIR, which management found constructive. The FDA has recommended an issue-specific submission (q submission) to discuss the Company’s planned approach for responding to the AIR. The Company anticipates holding the issue-specific meeting with the FDA by December 2024 pending FDA availability which could delay timing.

The Company has 180 days from receiving the AIR to respond with the requested information. If the FDA accepts the current planned approach, the Company believes it could address the AIR within the allotted period; however, this timeline could change based on the outcome of the December issue-specific meeting wherein the FDA may request clinical data or comment on the planned approach.

Closing of Series D Preferred Stock Offering

As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed with the Commission on August 8, 2024, on July 9, 2024, the Company commenced a best efforts offering of up to 5,790,479 units, with each unit consisting of (a) one share of our 8.00% Series D Convertible Cumulative Preferred Stock (the “Series D Preferred Stock”) and (b) one Common Stock Purchase Warrant to purchase one share of our common stock, $0.001 par value per share (the “Common Stock”) at an exercise price of $3.375 per share, for a total of 5,790,479 shares of our Series D Preferred Stock and warrants to purchase up to an aggregate of 5,790,479 shares of our Common Stock (and shares of Common Stock underlying shares of Series D Preferred Stock, PIK dividends on Series D Preferred Stock, and all such warrants), which we refer to as the “Series D Preferred Stock Offering”.

On October 2, 2024, the Company announced the closing of its Series D Preferred Stock Offering. In total, the Company received gross proceeds of approximately $13 million from the sale of units consisting of 5,789,479 shares of the Company’s Series D Preferred Stock and warrants to purchase an aggregate of 5,789,479 shares of the Company’s Common Stock in connection with the Series D Preferred Stock Offering.

At the Market Common Stock Offering

On July 22, 2024, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. to sell shares of our Common Stock from time to time through an “at-the-market” equity offering program under which B. Riley Securities, Inc. will act as our sales agent (the “Sales Agent”).

Under the Sales Agreement, we may issue and sell from time-to-time shares of our Common Stock for aggregate proceeds of up to $25,000,000. Each time the Company wishes to issue and sell Common Stock under the Sales Agreement, the Company will notify the Sales Agent of the number or dollar value of shares to be issued, the time period during which such sales are requested to be made, any limitation on the number of shares that may be sold in one day, any minimum price below which sales may not be made and other sales parameters deemed appropriate. Once the Company has so instructed the Sales Agent, unless the Sales Agent declines to accept the terms of the notice, the Sales Agent has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell such shares up to the amount specified on such terms. We have no obligation to sell any shares of our Common Stock under the Sales Agreement, and we may suspend solicitation and offers under the Sales Agreement for any reason in our sole discretion. We agreed to pay the Sales Agent a commission equal to up to 3.0% of the gross proceeds from the sales of shares of our Common Stock pursuant to the Sales Agreement or such lower amount as we and the Sales Agent may agree.

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

As of November 12, 2024, the Company had sold 1,592,023 shares of Common Stock under the Sales Agreement, for gross proceeds of $4,274,008.

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

Results of Operations for the Three & Nine Months ended September 30, 2024 and 2023

Revenues

The Company is currently focused on commercialization of its robotic products, including seeking 510(k) clearances from the FDA for those products. The Company did not make any sales during the nine months ended September 30, 2024 or 2023. The Company does not anticipate additional sales before initiating a clinical study and obtaining the appropriate regulatory approvals.

Operating Expenses

The following table sets forth our operating expenses for the period indicated:

	Three Months Ended September 30
	2024	2023	$ Change	% Change
Research and development	$2,214,729	$2,664,542	$(449,813)	(17)%
Marketing and advertising	1,838,937	32,220	1,806,716	5,607%
General and administrative	1,093,456	1,060,270	33,186	3%
Total operating expenses	$5,147,122	$3,757,032	$1,390,090	37%

	Nine Months Ended September 30
	2024	2023	$ Change	% Change
Research and development	$7,047,112	$7,577,907	$(530,795)	(7)%
Marketing and advertising	2,050,347	2,844,748	(794,401)	(28)%
General and administrative	3,293,344	2,968,644	324,700	11%
Total operating expenses	$12,390,803	$13,391,299	$(1,000,496)	(7)%

Research and development (“R&D”) expenses decreased 17% during the three months ended September 30, 2024 and 7% during the nine months ended September 30, 2024 compared to the respective periods in 2023, primarily as a result of the Company finalizing the validation phase of the verification and validation phase of its robot prototype with the submission of the aforementioned application for 510 (k) FDA clearance. R&D expenses during the three and nine months ended September 30, 2024 and 2023 were primarily comprised of payroll and related costs, contractor and prototype material expenses for the development of the Company’s novel robotic system and associated implants. The reduction in R&D expenses for the nine months ended September 30, 2024 was offset in part by an increase of $554,133 related to regulatory expenses as the Company prepared for its planned 510(k) submission.

Marketing and advertising expenses increased by $1,806,716 during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 driven by the marketing campaign to support the Series D preferred Stock Offering which commenced in July 2024 and closed on October 2, 2024. Marketing and advertising expenses incurred for the nine-month period ending September 30, 2024 decreased by 28% compared to the same period in 2023. The expenses incurred during the nine months ended September 30, 2023 were primarily related Company’s marketing campaign for its Regulation A – Tier 2 offering of its Common Stock (the “Reg A Common Stock Offering”) that began during the three months ended March 31, 2023 and successfully culminated with a round closing in May of 2023.

General and administrative expenses increased 3% during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and 11% during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. In both periods, the increases were primarily due to increases in insurance and regulatory compliance and consulting and professional fees, as described more fully below:

●	Insurance and regulatory compliance expenses were higher during the three and nine months ended September 30, 2024 compared to the same periods in 2023 due to additional insurance and regulatory compliance activities required to list as a publicly traded company on NASDAQ, which occurred May 2023. Consulting and professional services expenses were higher during the three months and nine months ended September 30, 2024 compared to the respective periods ended September 30, 2023 as a result of the Company’s use of such services related to its offering of the Series D Preferred Stock Offering, increased legal and accounting expenses due to our increased regulatory reporting requirements as an Exchange Act reporting company (which we became in May 2023), and continued protection for the Company’s intellectual property.

As a result of the foregoing, the Company’s total operating expenses increased 37% during the three months ended September 30, 2024, and decreased 7% during the nine months ended September 30, 2024, compared to the same periods ending September 30, 2023.

Other Income

The following table sets forth our other income for the periods indicated :

	Three Months Ended September 30
	2024	2023	$ Change
Change in fair value of warrant liability	$—	$2,646,399	$(2,646,399)
Interest income and other, net	112,621	114,973	(2,352)
Total other income	$112,621	$2,761,372	$(2,648,751)

	Nine Months Ended September 30
	2024	2023	$ Change
Change in fair value of warrant liability	$—	$3,088,533	$(3,088,533)
Interest income and other, net	312,142	211,503	100,639
Total other income	$312,142	$3,300,037	$(2,987,894)

During the three and nine months ended September 30, 2023, the Company had a change in the fair value of warrant liability that resulted in a gain caused primarily by a decrease in the value of the Company’s Common Stock used to estimate the fair value of certain warrants that included anti-dilution protections. Because of these protections, when the Company issued additional shares of its capital stock in connection with its ongoing capital raising efforts, the number of shares issuable upon the exercise of these warrants increased proportionally. During May and October 2023, these warrants were exercised by the holders, and as a result, no warrants with anti-dilution protections remain outstanding.

The increase in interest income during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 is primarily the result of proceeds from the Company’s Regulation A Common Stock Offering which were invested in a JP Morgan US Government Money Market Fund beginning in Q2 2023.

Net Loss

As a result of the foregoing factors, the Company had a net loss of $5,034,501 for the three months ended September 30, 2024 – an 80% increase compared to a net loss of $995,660 for the three months ended September 30, 2023 (which was driven primarily by the loss of the value of the warrant liability due to those warrants no longer being outstanding, which significantly offset operational losses during the three and nine months ended September 30, 2023, followed by increased marketing and advertising expenses related to the exercise Series D Preferred Stock Offering). Additionally, the Company had a net loss of $12,078,661 for nine months ended September 30, 2024 – a 16% increase compared to $10,090,923 net loss for nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024 the Company had approximately $16.6 million in cash on hand, largely resulting from proceeds received from the Company’s various Common Stock and Preferred Stock offerings. The Company has recorded losses since inception and, as of September 30, 2024, had working capital of approximately $16.1 million and total stockholders’ equity of approximately $17.4 million. Since inception, the Company has been primarily capitalized through securities offerings. The Company plans to continue to try to raise additional capital through available financing options to the Company, including, but not limited to, registered or exempt equity and/or debt offerings, as well as straight or convertible debt financings, although there can be no assurance that we will be successful in these fundraising efforts. Absent additional capital, the Company may be forced to reduce expenses significantly and could become insolvent.

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

As of September 30, 2024, we have sold 292,726 shares of Common Stock to BRPC II for gross proceeds of $961,245 pursuant to this purchase obligation – and therefore have approximately $19 million worth of our Common Stock that we may sell to BRPC II.
●	Pursuant to our shelf registration statement on Form S-3 (File No. 333-279927) and the base prospectus included therein, originally filed with the Commission on June 4, 2024 and declared effective by the SEC on June 14, 2024, we may also sell from time to time, in one or more offerings under this prospectus, debt securities, which may be senior or subordinated. We will issue any such senior debt securities under a senior indenture that we will enter into with a trustee to be named in the senior indenture. We will issue any such subordinated debt securities under a subordinated indenture, which we will enter into with a trustee to be named in the subordinated indenture. We have not issued any debt securities pursuant to this registration statement as of the date of this Quarterly Report on Form 10-Q. For a description of the material provisions of the senior debt securities, the subordinated debt securities and the senior and subordinated indentures, please refer to the registration statement on Form S-3 (File No. 333-279927) and the base prospectus included therein, originally filed with the Commission on June 4, 2024 and declared effective by the SEC on June 14, 2024. Forms of the Senior Indenture and Subordinated Indenture are included as Exhibits 4.7 and 4.8, respectively, to this Quarterly Report on Form 10-Q.
●	On July 22, 2024, the Company commenced the At The Market Common Stock Offering (described more fully under “Recent Developments” in Item 2 of this report). As of November 12, 2024, the Company had sold 1,592,023 shares of Common Stock for total gross proceeds of $4,274,008 in this offering. As of the date of this Quarterly Report on Form 10-Q, sales in this offering are still ongoing.

The Company’s unaudited condensed financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, incurred a net loss during the nine months ended September 30, 2024 of $12,078,661 and has an accumulated deficit of $63,708,186 as of September 30, 2024.The Company’s ability to continue as a going concern in the next twelve months following the date the unaudited condensed financial statements were available to be issued is dependent upon its ability to produce revenues, raise capital, and/or obtain other financing sufficient to meet current and future obligations. Management has evaluated these conditions and believes its current cash balances, plus the additional capital available under the Purchase Agreement and At The Market Common Stock Offerings will be sufficient for the Company to satisfy its near-term capital needs and to continue as a going concern for a reasonable period.

Issuances of Equity

In two transactions during January and February 2024, ZB Capital Partners LLC, holder of a warrant exercisable for 547,944 shares of Common Stock, executed a cashless exercise of its warrant under which the Company issued the holder a total of 246,458 shares of Common Stock and retained the remaining shares as settlement of the $1.83 per share exercise price of the warrant.

During the nine months ended September 30, 2024, the Company sold 85,526 shares of its Common Stock to BRPC II for total proceeds, net of issuance costs, of $206,341.

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

The gross proceeds received by the Company’s in its Series D Preferred Stock and Common Stock offerings during the period from April 1, 2024 to September 30, 2024 exceeded $5.0 million. Therefore, at September 30, 2024, the Company was obligated to issue Pro-Dex a warrant exercisable into 298,122 shares of Series D Preferred Stock at an exercise price of $2.25 per share and a warrant exercisable into 85,705 shares of Common Stock at an exercise price of $2.67.

Indebtedness

As of September 30, 2024, the Company had $2.8 million in total liabilities, primarily comprised of vendor accounts payable of $1.5 million, accrued liabilities of $0.9 million and lease liabilities of $0.4 million.

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

Cash Flows

	For the nine months ended
	September 30,
	2024	2023
Cash used in operating activities	$(10,967,238)	$(10,430,384)
Cash used in investing activities	$(47,809)	$(40,765)
Cash provided by financing activities	$13,991,161	$14,877,980

Cash Used In Operating Activities

For the nine months ended September 30, 2024, cash used in operating activities resulted primarily from our $12,078,661 net loss, offset by various non-cash expenses including $942,528 related to stock-based compensation, $321,114 related to depreciation and amortization, and $85,749 related to other non-cash expenses. Additionally, the overall increase in our non-cash net working capital balance during this period increased the amount of cash used in operations of $237,968.

For the nine months ended September 30, 2023, cash used in operations resulted primarily from our $10,090,923 net loss, offset by various non-cash expenses including $1,158,499 related to stock-based compensation, $307,293 related to depreciation and amortization, and $80,000 related to other non-cash expenses. Additionally, the overall decrease in our non-cash net working capital balance during this period decreased the amount of cash used in operations by $1,203,280 and was primarily due to increases in accounts payable resulting from the timing of payment of invoices.

Cash Used in Investing Activities

For the nine months ended September 30, 2024 and 2023, cash used in investing activities were comprised entirely of equipment purchases and remained relatively stable between the two periods.

Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2024 consisted primarily of $4,177,931 of net proceeds received from the sale of Common Stock under the Purchase Agreement and in the At the Market Common Stock Offering and $9,813,230 of net proceeds received from the Company’s Series D Preferred Stock Offering.

Cash provided by financing activities during the nine months ended September 30, 2023 consisted primarily of $15.2 million received under the Reg A Common Stock Offering that concluded in May 2023, offset by $0.5 million of costs incurred in connection with the Common Stock Purchase Agreement.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, incurred a net loss during the nine months ended September 30, 2024 of $12,078,661 and has an accumulated deficit of $63,708,186 as of September 30, 2024.

The Company’s ability to continue as a going concern in the next twelve months following the date the unaudited financial statements were available to be issued is dependent upon its ability to produce revenues, raise capital, and/or obtain other financing sufficient to meet current and future obligations. Management has evaluated these conditions and believes its current cash balances, plus the additional capital available under the Common Stock Purchase Agreement and the At The Market Agreement described in Note 4 to the financial statements included in this Quarterly Report on Form 10-Q, will be sufficient for the Company to satisfy its near-term capital needs and to continue as a going concern for a reasonable period.

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

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We may remain an “emerging growth company” for up to five years, beginning January 26, 2022, although if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of September 30th, before that time, we would cease to be an “emerging growth company” as of the following December 31st.

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

Item 4. Controls And Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Austin, State of Texas, on November 14, 2024.

MONOGRAM TECHNOLOGIES INC.

By	/s/ Benjamin Sexson
Benjamin Sexson, Chief Executive Officer
Monogram Technologies Inc.

The following persons in the capacities and on the dates indicated have signed this offering statement.

/s/ Benjamin Sexson
Benjamin Sexson, Chief Executive Officer, Director
Date: November 14, 2024

/s/ Noel Knape
Noel Knape, Chief Financial Officer, Principal Financial Officer,
Principal Accounting Officer
Date: November 14, 2024