Form 10-K
period 2024-12-31
Monogram Technologies Inc.
filed 2025-03-12
CIK 1769759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $2.27 of a share of the registrant’s Common Stock on March 11, 2025 as reported by the Nasdaq Capital Market on such date was approximately $57.1 million. Shares of the registrant’s Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. There were 35,289,444 shares of the Company’s Common Stock outstanding as of March 11, 2025.

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

In this Annual Report on Form 10-K, unless the context indicates otherwise, the terms “Monogram Technologies”, “Monogram”, the “Company”, “we”, “us”, and “our” refer to Monogram Technologies, Inc., a Delaware corporation.

PART I.

Item 1. Our Business

Overview

Monogram Technologies Inc. (the “Company”, “Monogram”, “we,” “us,” “our”) was originally incorporated under the laws of the State of Delaware on April 21, 2016, as “Monogram Arthroplasty Inc.” On March 27, 2017, the Company changed its name to “Monogram Orthopedics Inc.” On May 15, 2024, the Company changed its name from Monogram Orthopedics Inc. to “Monogram Technologies Inc.” Monogram Technologies is an AI-driven robotics company focused on improving human health, with an initial focus on orthopedic surgery. The Company is developing a next-generation autonomous (also “active”) surgical robot to enable placement of patient optimized orthopedic implants, aiming to leverage advanced machine vision, augmented reality and machine learning (“AI”). The Company’s AI capabilities are largely developed internally using static datasets, while certain R&D efforts integrate externally sourced AI to complement its proprietary technology. The Company has a robot prototype that can autonomously execute specialized paths for high precision insertion of implants in simulated cadaveric surgeries. Monogram intends to produce and market robotic surgical equipment and related software, orthopaedic implants, tissue ablation tools, navigation consumables, and other miscellaneous instrumentation necessary for reconstructive joint replacement procedures. The Company has obtained 510(k) clearances for certain implants and has made 510(k) premarket notification submissions but has not yet obtained 510(k) premarket clearances for any of robotic products. U.S. Food and Drug Administration (FDA) 510(k) premarket clearance is required to market our robotic products, and the Company cannot estimate the timing, or assure our ability, to obtain such clearances.

Our Background

Our founding philosophy is that advances in technology will usher in a new way of thinking about reconstructive joint procedures and orthopaedic implants. We believe that the future of orthopaedic joint replacements lies in robot enabled, personalized navigated surgery. We believe CT-based robotic preparation will simplify challenging surgical techniques (for example, kinematic alignment for TKA). We also believe that advanced patient imaging (personalized surgery), such as a CT scan to prepare the surgical plans and execute the robotic procedures, enables improved inventory utilization and more personalized robotic execution. For example, bone preparation may require high-fidelity adjustments that help surgeons estimate the impact of a surgical plan on biomechanical function before irreversibly altering the anatomy. We have identified a clinical need for a high functioning navigated surgical robot capable of executing complex cut paths and estimating the potential impact of a given surgical plan on biomechanical knee function.

The mission of the Company is to develop an accurate, time efficient, easy to use, multi-application robot that minimizes reliance on surgeon skill. It is our view that a robot that can accurately execute planned cuts could exceed the capabilities of even the most skilled surgeons. Monogram also believes that a navigation solution that helps surgeons anticipate the clinical effect of a given surgical plan prior to making irreversible bone cuts could be clinically helpful. In summary, the Company aims to enable more surgeons to perform more personalized surgery that could, over time, reduce complications and failure rates and lower costs.

Principal Products and Services

Our core business is the commercialization of orthopedic implants designed for use with our robotic system. The first-generation mBôs™ TKA System and its successor, the Monogram TKA System, integrate advanced machine vision, augmented reality, and AI-driven capabilities—pending 510(k) premarket clearance. While Monogram has licensed FDA-cleared implants that are compatible with its robot, our primary focus remains the development, regulatory clearance, and commercialization of the robotic system.

Monogram’s key differentiator is its orthopedic robotic system, designed to offer clinical utility that drives surgeon adoption and, in turn, implant utilization. We believe that a robot providing meaningful surgical benefits will naturally increase the use of compatible implants, following a razor-razorblade business model—where the robot serves as the entry point, and implant sales generate long-term revenue. We are executing a strategic, multi-generational product release plan, starting with total knee replacements and expanding into additional orthopedic applications—including hip, partial knee, spine, shoulder, and extremities—as market demand, capital availability, and regulatory approvals allow. The equipment required for robotic bone preparation includes:

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

According to an analysis conducted by Orthopaedic Network News (Vol 35, No 3, September 2024) on orthopaedic procedures, as of 2023, the average cost of implant components for all total hip procedures was approximately $5,212 and for all primary knee procedures was $4,278. Monogram expects to price our products consistent with the market. We believe we are on track to be the first company to market with a CT-based navigated seven joint robot arm that can autonomously cut with a sagittal saw.

Near-Term Product Focus

The Company is executing a phased commercialization approach whereby it initially plans to launch its robotic system to prepare bone for total knee replacement procedures. The Company’s generic implants are based on licensed implants.

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

The 510(k) application for the Company’s surgical robot was submitted on July 19, 2024, and passed the initial FDA Administrative Review. On September 30, 2024, Monogram received an Additional Information Request (“AIR”) from the FDA. The FDA informed the Company that the FDA placed the Application on hold pending a complete response to the AIR. The FDA informed the Company that the Company had 180 days from the date of the AIR to provide a complete response to the AIR.

On November 20, 2024, the Company submitted written responses, including planned remediations where applicable for all deficiencies noted in the AIR, and requested a Submission Issue Request (SIR) meeting with the FDA to review select responses. A critical focus for the Company has been whether the proposed nonclinical testing effectively mitigates FDA concerns that could necessitate clinical data. On December 11, 2024, the Company received a Submission Issue Request (SIR) review letter that provided preliminary written comments on particular topics of interest before the SIR meeting scheduled for December 17, 2024. On December 17, 2024, the Company conducted a Submission Issue Request (SIR) meeting with the FDA.

On February 25, 2025, the Company submitted its formal response to the U.S. Food and Drug Administration (FDA) regarding the AIR, which included the results of the Company’s nonclinical testing performed by the Company.The Company does not currently anticipate further requests for information from the agency. Assuming a favorable decision by the FDA following receipt of the AIR, the next communication from them is anticipated to be a clearance decision for the mBôs™ Total Knee Arthroplasty (TKA) System. If granted, that would enable commercialization and sales of the TKA system in the United States.

Monogram is committed to continuous innovation, actively refining its technology and developing multiple iterations of its robotic system. The first-generation mBôsTM TKA System has been submitted for 510(k) premarket clearance, marking a significant milestone in our commercialization strategy. Meanwhile, we are advancing the second-generation Monogram TKA System, which will feature greater autonomy, faster cutting systems, and an improved user interface—among other enhancements. Unlike the first generation, the second-generation system is expected to undergo a clinical trial to further validate its safety and effectiveness. This iterative approach ensures that our robotic platform continues to evolve, meeting the needs of surgeons and patients while maintaining a competitive edge in the orthopedic market.

On August 12, 2024, the Company announced a strategic collaboration with Shalby Limited (NSE: SHALBY) (“Shalby”), a global muti-specialty hospital chain and one of India’s leading orthopedic hospital groups, to conduct a multicenter clinical trial to demonstrate the safety and effectiveness of the Monogram TKA System. Under the collaboration, Shalby will enroll patients at various sites in India for surgeons to evaluate the safety and effectiveness of the mBȏs TKA System with the Consensus CKS implant. Monogram received comments on the Clinical Investigational Plan during its February 2024 Presubmission Communications with the FDA and has incorporated feedback into its 510(k) application submitted to the FDA on July 19, 2024 and which passed the FDA Administrative Review. Notably, the strategic collaboration contemplates the post-trial transfer of a robot to the hospital system under certain conditions following the trial as the companies contemplate further collaboration. The Company anticipates initiating the clinical trial in 2025.

Regulatory strategy can be dynamic as new facts and opportunities emerge. Our goal is to obtain FDA clearance as quickly and economically as possible.

Market

According to analysis conducted by Orthoworld in “The Orthopaedic Industry Annual Report” published June 2024, the orthopaedic devices market is highly concentrated, with the top seven market participants accounting for 66% of total sales as of 2023. Monogram’s primary target market, the joint reconstruction market, is even more concentrated, with the top four market participants accounting for approximately 70% of total market sales. Monogram’s first addressable market, knee reconstruction, is likewise consolidated, with the four most significant players controlling 75% of the market and no other company controlling more than 2%. The total joint replacement devices market as of 2023 was approximately $21.4 billion globally. In the United States, total primary hip replacement procedures were estimated to be 605,605, and total primary knee replacements were estimated to be 1,131,697 in 2023.

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

According to Orthoworld in “The Orthopaedic Industry Annual Report” published June 2024, the reconstructive joint replacement market is expected to grow at an annual rate of 4.7 percent, with growth driven primarily by an aging population, the obesity epidemic, and developments in advanced materials that have improved the longevity of implants and their efficacy for younger patients. The fastest-growing patient demographic is patients aged 45 to 54 years of age. It should be noted that COVID-19 had a significant and material adverse impact on the orthopaedic market resulting in substantial demand destruction. These market growth estimates may not adequately reflect the effects of the COVID-19 crisis correctly, and management expects that the market for orthopaedic procedures could shrink and that the adverse impacts could last for an extended period.

According to Orthopaedic Network News (Vol 35, No 3, September 2024), Stryker’s share of robotic joint replacement procedures was 88% in 2023, with the Zimmer Rosa at 9%, DePuy Synthes at 3%, and Smith & Nephew Navio systems accounting for less than 1%. Management believes this sales outperformance highlights the distinct technological advantages of the Stryker robotic system. The Stryker Mako robot is currently the only system that uses a CT-based planning approach combined with a navigated multi-joint cutting arm featuring an integrated sagittal cutter. A key factor driving adoption appears to be the haptic boundaries, which help mitigate the risk of soft tissue injury while allowing surgeons greater control over the procedure. By enhancing precision and reducing reliance on surgical staff, this technology enables a more efficient workflow with less concern for iatrogenic injury. These attributes may contribute to the system’s appeal among surgeons and help explain its strong market position.

Management believes that the market penetration of orthopaedic robotics remains low. According to Orthopaedic Network News (Vol 35, No 3, September 2024), approximately 13% of total primary knee replacements are robotic, and 8% of hip replacements are prepared robotically. With robotics accounting for approximately 50% of partial knee replacements, according to the same source, there is considerable room for increased utilization of robotics in joint reconstruction. The Stryker Corporation indicated in a company conference presentation on February 27, 2019, at the SVB Leerink Global Healthcare Conference, that there are 5,000 orthopaedic hospitals in the US, the majority of which they think would be a candidate for at least one robot.

According to Medtech 360 Orthopaedic Surgical Robotic Devices Global Market Analysis, the robotic-assisted procedure growth rate in knees may be as high as 29.2% compounded annually over the next seven years. Monogram’s management believes that robot penetration and the use of surgical robots for bone preparation remains low. This is partly why management believes it is in the Company’s best interest to pursue a robotic system that advances the state of the art in orthopedic robotics.

Management believes that navigated robotic bone preparation will continue to grow, driven by the industry’s focus on standardizing patient outcomes and reducing clinical risk. Shifting demographics within the surgical workforce are also accelerating adoption. According to a November 2023 article published by MedTech Dive, a majority of orthopedic fellowship programs now have access to a Mako, meaning that newly trained surgeons are increasingly learning to operate with robotic assistance from the start of their careers. Meanwhile, a 2021 report by the American Academy of Orthopaedic Surgeons projects that 60% of orthopedic surgeons in the U.S. will be over 65 years old by 2031, signaling a generational shift as older surgeons retire and are replaced by a workforce more accustomed to robotic technology. Additionally, as robotic utilization expands, a 2021 study published in the Journal of the American Academy of Orthopaedic Surgeons estimates that as many as 1 in 2 knee replacements could be performed robotically by 2030.

Competition

We face competition from large, well-known, and well-established companies in the medical device industry as a whole and specifically in the orthopaedic medical device industry. The top four market participants in the joint replacement devices market are Zimmer Biomet Holdings, Inc., DePuy Orthopaedics, Inc., a Johnson & Johnson company, Stryker Corporation, and Smith & Nephew, Inc. These companies dominate the market for orthopaedic products. These companies, as well as other companies like ConforMIS, Inc. (now restor3d, Inc), offer implant solutions, including (depending on the competitor) a combination of conventional instruments and generic implants, robotics and generic implants, or patient-specific instruments (“PSI”) and cemented patient-specific implants for use in conventional total and partial orthopaedic replacement surgeries.

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

Currently, we are not aware of any widely commercialized technology that autonomously cuts with a robot mounted saw. As such, we believe this gives us a competitive advantage. Nonetheless, our competitors and other medical device companies have significant financial resources. They may seek to extend their robotic capabilities to differentiate their products. Many of these and other companies also offer surgical navigation systems for use in arthroplasty procedures that provide a minimally invasive means of viewing the anatomical site.

Our Innovative Approach

Monogram’s principal innovation over our competition will be in commercializing an autonomous saw-based surgical robot. We aim to commercialize one of the safest, most efficient, and most accurate multi-application robots on the market. Monogram’s robotic system is designed to decrease surgical time, lower placement cost, and enable robotics for many orthopaedic applications, i.e., a platform technology. Monogram intends to launch its robotic system with licensed orthopedic implants.

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

Robotic bone preparation for the insertion of implants is challenging and requires many technical steps; for example, the robot must be properly calibrated, the patient bone must be accurately correlated to the pre-operative plan, and the robotic arm control must efficiently execute the plan, etc. Numerous sources of error make it challenging to prepare bone with sufficient accuracy. Our system utilizes the KUKA LBR Med, a robot arm that has never been used, approved, or cleared for this specific application. Through extensive testing, we have found that achieving precise bone preparation remains highly challenging, even in simulated bone specimens. Additionally, ensuring the stability and reliability of our system across a range of surgical scenarios and under rigorous use is a critical focus of our development efforts.

Management believes that the cost of the Monogram equipment will be competitive with existing advanced technologies. For example, the Mako robot produced by Stryker Corporation is the dominant leader in navigated surgical robotics, with approximately 1,500 robots installed globally (Q4 2022 earnings call). Further, in public information from a Q3 2018 Stryker Corp Earnings Call, Stryker established that it was selling its Mako robots for $1,000,000 while reporting gross profit margins on its robot sales of 62%. Our management believes that this could imply a production cost of approximately $380,000 per robot. We estimate, although we cannot guarantee, that the cost to produce our robotic system could be below this cost. Investors should note that our assumptions about the production costs of Stryker may be inaccurate and are not current. Furthermore, management would expect that any larger and more established competitors in the market would be better positioned to discount their products than Monogram.

Artificial Intelligence (AI) and Machine Learning Integration in Monogram’s Robotic System

Monogram incorporates artificial intelligence (AI) and machine learning (ML) into its Case Management Application, which is a web-based software that assists in patient-specific surgical planning for total knee arthroplasty (TKA). The Case Management Application enables users to:

●	Upload CT images of a patient’s knee,
●	Perform bone segmentation and landmark placement, and
●	Generate case files required for robotic TKA bone preparation surgery using Monogram’s mBȏs TKA System.

The segmentation algorithm used in this application has been trained on a demographically diverse dataset of 55,400 preprocessed static images. Monogram follows the FDA’s recommendations for AI/ML-enabled medical devices, as outlined in the agency’s guidance document, “Artificial Intelligence and Machine Learning (AI/ML)-Enabled Medical Devices.”

The Case Management Application has undergone Verification & Validation (V&V) testing to confirm adherence to defined acceptance criteria for accuracy and reliability. AI model training does not require massive computing power, reducing associated infrastructure risks.

Monogram is also actively developing additional AI/ML applications that may use externally sourced AI models for future integration:

AI-Driven Surgical Planning

Monogram aims to use ML/AI to correlate patient outcomes with preoperative and intraoperative data to automate and optimize surgical planning. This application is in the early research phase and will be subject to further validation and regulatory review before commercialization. This AI/ML application would likely depend on internally developed algorithms.

mVision Technology for Object Tracking

Monogram’s mVision technology leverages AI-trained algorithms to track pre-identified objects in real-time. The technology is currently in development, with plans for future integration into robotic-assisted surgical workflows. This AI/ML application would likely depend on internally and externally developed algorithms.

Monogram acknowledges that the development and deployment of AI-powered medical technologies are subject to a number of risks, including regulatory, implementation, and other concerns, which are outlined in the “Item 1A. Risk Factors” section of this report.

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

Marketing

We plan to attend various orthopaedic trade shows and marketing events to showcase our product pipeline to promote our Company. One of the most significant annual industry events is the American Academy of Orthopaedic Surgeons. The Company intends to commercialize its products both in the United States and internationally. The Company is actively preparing to initiate a clinical trial outside the United States for its second-generation robotic surgery product candidate, the Monogram TKA System, and expects to distribute its products outside the US with the support of established orthopedic distributor(s). The Company anticipates that clinical data obtained outside the United States will be helpful for future 510(k) submission in the United States. The Company plans to market its products directly in the United States following approval. The Company has a growing number of surgeons that it has retained to support its regulatory requirements.

Design

Provided Monogram receives 510(k) premarket clearance for its robotic surgical systems, it will commercialize its robotic systems with licensed implants that are insertable robotically or with manual instrumentation. The licensed implants are cleared for sale by the FDA with an established clinical track record. The implant set will consist of six femur sizes, seven tibial sizes, five patella sizes, and seven insert thicknesses in 2mm increments between 10 to 22mm. Both the femur and tibia come in left and right cemented and uncemented versions. The Company anticipates initially launching with cemented implants. The implants will be insertable with a complete instrument set. These implants are pre-designed and will only require manufacture and distribution to reach the end customer, although preoperative case planning over time may lessen inventory burdens, even with generic implants.

Manufacturing

The licensed implants will be manufactured from medical grade cast Cobalt Chromium-Molybdenum alloy per ASTM F75. An established ISO13485 manufacturer will manufacture our implants.

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

Monogram may receive and inventory certain items. Monogram has a Quality Management System (QMS) and will implement Material Requirements Planning (MRP) software (NetSuite) to ensure the team follows proper quality control processes.

Our Market

We intend to market our products to orthopaedic surgeons, hospitals (or other medical facilities), and patients globally. Our ideal customers are hospitals and outpatient facilities in high population metropolitan regions that employ high-volume technology-focused surgeons.

The Company does not anticipate international sales prior to FDA clearance and the appropriate regulatory approvals. We intend to distribute our products internationally with the support of large, well-established distributors who are better suited to understand local market dynamics and regulations. In the United States we plan to distribute our products directly. The Company is considering including clinical data obtained outside the United States with future 510(k) submissions – specifically, for the Monogram TKA System, the Company’s second generation product candidate.

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

Research and Development

Currently, the Company has several research and development (“R&D”) initiatives underway. These initiatives include novel tracking methods, continued speed and accuracy optimizations for our primary application, interoperable cutting with a rotary tool or a sagittal saw, and clinical research. We currently have six (6) robot arms and eleven (11) navigation systems used for R&D initiatives. In addition, Monogram is developing novel methods of registration and tracking (mVision). On December 28, 2021, the Company received an award notice from the National Science Foundation for its SBIR Phase I proposal for the “Development of a tracking system for computer-assisted surgery” for a total intended award amount of $256,000. Much of our current research relates to autonomous robotic execution and reducing the speed of robotic execution without compromising accuracy.

In 2020, the majority of our R&D expenses were related to costs incurred developing and testing our robotic system, specifically active cutting with a rotary tool. In 2021, the majority of our R&D-related expenses were related to the research and testing of our robotic system, specifically active cutting with a sagittal saw. During testing and based on surgeon feedback, it became evident that interoperable cutting with a rotary tool or a sagittal saw would likely be necessary to execute cuts efficiently. The majority of our 2021 R&D expenses were in connection with several R&D initiatives commenced in 2021, including novel registration methods, testing various cutting configurations of our robotic end-effectors, testing alternative methods of robotic navigation, testing and optimizing cutting instrumentation and tooling, and performance testing of our surgical robot and related surgical workflows. In 2022, the majority of our R&D expenses were related to the development of our robotic surgical system and preparations for our planned 510(k) submission for our surgical robot with the FDA. In 2023, we continued spending at elevated levels on R&D as we continued our development. We continued our research, such as cadaveric studies of our robotic system and knee implants, the development of our registration and preoperative planning, the development of our surgical navigation systems, the development of our guidance applications, and continued development and testing of our surgical navigation systems our implants. We completed the Development phase of the FDA prescribed product development process and began the Verification and Validation phases. In July 2024 we submitted our planned 510(k) submission. In parallel Monogram announced a collaboration with Shalby to conduct an OUS clinical trial for the second generation Monogram TKA System. The Company has retained an international Contract Research Organization, has identified OUS clinical sites and investigators, and is actively working through the regulatory process. The Company expects to initiate the clinical trial in 2025 for the second generation Monogram TKA System if approved by the regulators. We note that regulators may not approve the proposed clinical testing plan.

The Company has installed a 352 square foot cadaver lab in its Austin facility to support its research and development initiatives. The cadaver lab has a dedicated surgical robot and navigation system that engineers use to support testing and product development. Monogram currently has seven surgeons under contract to support our engineers with subject matter expertise, design input, and testing services. The Company has hosted simulated surgeries with more than 15 practicing orthopedic surgeons to evaluate product performance. The Company continues to conduct cadaver labs regularly.

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

Employees

As of the date of this Form 10-K, the Company has 27 full-time employees, 26 of which primarily work out of our headquarters at 3913 Todd Lane, Suite 307, Austin, TX 78744.

Advisors

Monogram has recruited approximately 15 practicing surgeons to support our development and validation efforts and provide practical user input. These surgeons currently practice at orthopaedic centers such as The Orthopaedic Specialty Center of Northern California, Orthopaedic Specialists of Austin, and Columbia University Columbia University Irving Medical Center. These advisors are engaged pursuant to consulting agreements. The terms of these agreements vary on a case-by-case basis, but in general, advisors receive hourly cash compensation (approximately $400 per hour) and stock options for their services to our Company. Advisors agree to provide a minimum number of service hours to Monogram per year on a case-by-case basis. Monogram retains the rights to any work products (intellectual property or otherwise) created by these advisors. These advisors are not employees of Monogram.

Intellectual Property

The Company has developed its own intellectual property for use in its robotic system. While it licensed intellectual property from the Icahn School of Medicine at Mount Sinai, as of March 3, 2025, those licensed patents have since been abandoned and are not critical to the development of its robotic system or commercial strategy. The licensed portfolio primarily includes patents related to custom implants conceived by Dr. Unis, as well as certain navigation and robotic concepts that are not incorporated in the current or next-generation embodiments of the Company’s robotic system.

The Company does not anticipate commercializing patient-specific implants or any other licensed technologies moving forward. This decision reflects the Company’s belief that, given the challenges faced by companies like Conformis, the market no longer supports the significant cost and effort required to develop and commercialize patient-specific implants. Additionally, the Company does not intend to further pursue the navigation and robotic concepts covered under the Sinai license, as they do not align with its current or future product roadmap.

Going forward, the Company’s sole focus is on commercializing a fast, accurate, and safe multi-application robotic system, ensuring that its technology delivers high-value, scalable solutions for orthopedic procedures.

As of March 11, 2025, we had approximately 21 U.S. patent applications, each with associated international counterparts, at various stages of prosecution. These applications primarily relate to navigated robotic total knee arthroplasty (TKA) applications and our robotic system.

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

As of the date of this Form 10-K, Monogram has not yet received clearance from FDA to market its products in the United States or from any other regulatory agency to market its products internationally. As such, the Company is not currently selling or distributing any products currently under review by the FDA. Monogram has licensed certain FDA-cleared implants that it intends to market with its surgical-robotic system at such a time as such system is FDA cleared. The 510(k) application for the Company’s surgical robot was submitted on July 19, 2024, and passed the initial FDA Administrative Review. On September 30, 2024, Monogram received an Additional Information Request (“AIR”) from the FDA. The FDA informed the Company that the FDA placed the Application on hold pending a complete response to the AIR. The FDA informed the Company that the Company had 180 days from the date of the AIR to provide a complete response to the AIR.

On November 20, 2024, the Company submitted written responses, including planned remediations where applicable for all deficiencies noted in the AIR, and requested a Submission Issue Request (SIR) meeting with the FDA to review select responses. A critical focus for the Company has been whether the proposed nonclinical testing effectively mitigates FDA concerns that could necessitate clinical data. On December 11, 2024, the Company received a Submission Issue Request (SIR) review letter that provided preliminary written comments on particular topics of interest before the SIR meeting scheduled for December 17, 2024. On December 17, 2024, the Company conducted a Submission Issue Request (SIR) meeting with the FDA.

On February 25, 2025, the Company submitted its formal response to the U.S. Food and Drug Administration (FDA) regarding the AIR, which included the results of the Company’s nonclinical testing performed by the Company, which the Company believes could make it less likely that the FDA will request clinical data from the Company in relation to its submission. The Company does not currently anticipate further requests for information from the agency. Assuming a favorable decision by the FDA following receipt of the AIR, the next communication from them is anticipated to be a clearance decision for the mBôs™ Total Knee Arthroplasty (TKA) System. If granted, that would enable commercialization and sales of the TKA system in the United States.

Outside of the United States

For our first international market, the Company has retained an international Contract Research Organization, and has identified OUS clinical sites and investigators, and is actively working through the regulatory submission process. The Company announced it will be collaborating with Shalby Limited (NSE: SHALBY) (“Shalby”), a global muti-specialty hospital chain and one of India’s leading orthopedic hospital groups, to conduct a multicenter clinical trial to demonstrate the safety and effectiveness of the Monogram TKA System in India. The Company expects initiate the clinical trial in 2025 if approved by the regulators. We note that regulators may not approve the proposed clinical testing plan. The Company does not have regulatory expertise in markets outside the United States and is heavily reliant on input from the Contract Research Organization and local distributors.

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

Following our listing on Nasdaq, a former investor filed suit against the Company and its Transfer Agent in July 2023 in New York County Supreme Court. Both the Company and our Transfer Agent believe the claim is without merit and are seeking dismissal of the action, most recently filing a Reply Memorandum of Law in Support of Renewed Motion to Dismiss on February 13, 2024. There have been no updates since this filing was made.

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

Corporate Information

Monogram Technologies Inc. was originally incorporated under the laws of the State of Delaware on April 21, 2016. Our offices are located at 3913 Todd Lane, Suite 307, Austin, TX 78744. Our Company website is www.monogram.com. The information provided on or accessible through our website or any other website referred to in this Form 10-K is not part of this Form 10-K.

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

We have no products approved for commercial sale, have generated minimal revenues related to OUS opportunities and may never achieve significant revenues or profitability, which could cause us to cease operations. We have no products approved or cleared for commercial sale in the United States. To date, we have generated minimal revenue from our products, and no revenue in fiscal year 2024. Our ability to generate material revenues depends heavily on (a) successful completion of one or more development programs leading to submission of an acceptable 510(k) medical device clearance application to FDA; (b) our ability to seek and obtain 510(k) premarket clearances, including, without limitation, with respect to the indications we are seeking; (c) successful commercialization of our product candidates; and (d) market acceptance of our products. There are no assurances that we will achieve any of the forgoing objectives. Furthermore, our product candidates are in the verification stage, and have not been evaluated in human clinical trials. If we do not successfully develop and commercialize our product candidates, we will not achieve revenues or profitability in the foreseeable future, if at all. If we are unable to generate revenues or achieve profitability, we may be unable to continue our operations.

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

We have not yet obtained clearance of our products by the U. S. Food and Drug Administration, or FDA, which is critical to our business plan. Before a new medical device, or a new intended use of a legally marketed device, can be marketed in the United States, it must be cleared or approved by FDA through the applicable premarket review process (510(k), Premarket Approval (PMA), or de novo classification), unless an exemption applies. Our business strategy is focused on obtaining premarket clearance for our product candidates from the FDA under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FDCA (see “Business – Regulation”). In the 510(k) clearance process, the FDA must determine that a proposed device, known as the “subject” device, is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology, and safety and effectiveness, in order to clear the subject device for marketing. Clinical data is sometimes required to support substantial equivalence. Our initial focus is seeking Section 510(k) clearance for our surgical robot, to be followed by seeking clearance for orthopaedic implants developed by the Company with assistance from a contracted third party. If Monogram is unable to, at a minimum, obtain Section 510(k) clearance for its surgical robot, which clearance we cannot guarantee, we will not be able to commercialize our robot, and it is unlikely that we will be able to continue to operate as a going concern.

If the FDA requires us to provide clinical data to obtain clearance for our product candidates, it could pose a significant obstacle to business and plan of operations. The FDA has not confirmed that no clinical data will be required with our 510(k) submissions. Obtaining clinical data could significantly increase the time needed to prepare our premarket application and receive 510(k) premarket clearance and could materially delay our timeline to revenues and add considerable development costs. We do not currently have the funding to conduct clinical trials. The Company may pursue a clinical trial outside the United States and incorporate this data into a 510(k) submission – however, there is no guarantee the FDA would approve us utilizing the results of a foreign study for purposes of our submissions. If the FDA requires us to provide clinical data, we may be required to raise additional capital from outside sources to secure the capital for a clinical trial, and there is no guarantee we would be successful in doing so. The FDA has indicated an increased focus on robotic technologies that perform automated operations and may request clinical data for our robot and/or implants. If the FDA requires such information, it will materially and adversely impact our development timeline and increase the cost to obtain market clearance. If the Company is unsuccessful in securing enough capital to fund clinical trials and continue its operations while it is under review with the FDA, the Company may be unable to operate as a going concern.

We can provide no assurance that our medical device product candidates will obtain regulatory clearance or that the results of clinical studies, if required, will be favorable. Due to our financial constraints, we do not have the resources necessary to generate clinical data in the United States, if required by FDA. Subject to FDA guidance, we plan to make a 510(k) submission clinical data obtained outside the United States for our second generation Monogram TKA System. There is no guarantee the FDA will agree that clinical data obtained outside the United States is sufficient, and even if it does, there is no guarantee of regulatory clearance by FDA. Furthermore, even if we are granted 510(k) premarket clearances, such clearances may be subject to significant limitations on the indicated uses for the devices, which may limit the market for our product candidates.

Recent Downsizing of FDA Personnel Reviewing Medical Device Applications May Adversely Affect Our Regulatory Approval Timeline and Create Uncertainty in the Approval Process. Obtaining 510(k) premarket clearance by the FDA of our surgical robot – and, to a lesser degree, our orthopaedic implant(s) - is critical to our business. Recent downsizing of FDA personnel, particularly those responsible for reviewing medical device applications, has created uncertainty regarding the timing and efficiency of the regulatory approval process. In early 2025, the FDA implemented workforce reductions affecting personnel across various regulatory divisions, including those overseeing medical device approvals. While the full impact of these reductions is still unfolding, delays in the review of our submissions, extended response times for regulatory inquiries, and potential bottlenecks in the approval process may adversely affect the FDA’s review of our submission. Any delays or disruptions in the FDA’s review process could materially affect our business operations, financial condition, and growth strategy. Extended approval timelines may increase our costs, defer expected revenue, or allow competitors to gain market advantages while we await regulatory clearance. Furthermore, should the FDA continue to operate with reduced staffing levels, we may face ongoing uncertainty regarding future submissions, supplemental approvals, and post-market regulatory oversight.

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

We anticipate initially sustaining operating losses. It is expected that we will initially sustain operating losses in seeking 510(k) premarket clearance. Our ability to become profitable depends primarily on obtaining 510(k) premarket clearance of our surgical robot – and, to a lesser degree, our orthopaedic implant(s) - and subsequent success in licensing and selling of those products. There can be no assurance that this will occur. Unanticipated problems and expenses are often encountered in offering new products, which may impact whether the Company is successful. Furthermore, we may encounter substantial delays and unexpected costs related to development, technological changes, marketing, regulatory requirements, and changes to such requirements or other unforeseen difficulties. There can be no assurance that we will ever become profitable. If the Company sustains losses over an extended period of time, it may be unable to continue in business.

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

Until we can generate a sufficient amount of revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. In addition, we could be forced to discontinue product development and reduce or forego attractive business opportunities. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

We face risks related to our license agreement with the Icahn School of Medicine at Mount Sinai. We are party to a license agreement (and related option agreement) with Mount Sinai (and the amendments thereto, each of which are included as Exhibits to this Form 10-K) pursuant to which Mount Sinai has granted Monogram an exclusive license to patents related to customizable bone implants, surgical planning software, and surgical robots. The Company does not believe the licensed patents are critical to the development of its robotic system or commercial strategy, and as such, as of the date of this report, the Company has elected to abandon its rights to the patents licensed under the agreement. The Company also intends to try to negotiate a termination of the agreement. Until the agreement is terminated, it is still in effect, with the resulting payment schedules and obligations.

The Company does not have the unilateral right to terminate the license agreement and will seek to work with Mount Sinai to terminate the agreement. Should the Company come to an agreement with Mount Sinai to terminate the license agreement, it may be required to issue new consideration in exchange for the termination. Such new consideration may include ongoing royalties or payments associated with Mount Sinai’s intellectual property claimed to be part of the development of the Company’s robotic systems. As a result, the Company may not be able to terminate the Mount Sinai agreement on terms that are beneficial to the Company, or may be required to encumber the Company with payments that would reduce net revenues, should the Company ever achieve consistent revenues.

If we are not able to terminate the agreement amicably, Mount Sinai would retain the right to determine the Company is in default on provisions of the agreement. For instance, pursuant to the terms of the license agreement with Mount Sinai, we must have a first commercial sale our products within eight (8) years of the Effective Date of the agreement, or by October 10, 2025. Failure to meet this deadline would constitute a breach of our agreement, which would afford to Mount Sinai the right to give us a notice of default, and could ultimately terminate the license agreement if we are unable to cure this default within sixty (60) days. A termination of this license agreement would also terminate our related option agreement with Mount Sinai, as the option agreement is governed by the terms of the license agreement. While we expect to achieve a commercial sale within this timeframe if we are unsuccessful in doing so, we would be in default, and would be exposed to the risk of Mount Sinai terminating the agreement without the benefit of the Company being able to negotiate a suitable termination of the license agreement. Such a result may result in ongoing disputes about the use of know-how claimed to be associated with the licensed Mount Sinai intellectual property, or continued obligations to make royalty payments to Mount Sinai that survive termination of the agreement.

The Company is not currently licensing any intellectual property used in its robotic system and believes there is no know-how that would be subject to the license agreement with Mount Sinai. However, Mount Sinai may still contend that know-how is being utilized entitling it to ongoing payments under the agreement. This poses a risk to the Company that it will be required to litigate such claims with Mount Sinai, which would result in increased expenses to the Company and disruption of its business activities.

We further note that, as of the date of this report, we are in discussions with Mount Sinai as to whether the Company becoming publicly traded on Nasdaq without undertaking a traditional initial public offering constitutes a “Significant Transaction” under the licensing agreement. Under the licensing agreement, if at the time of completion of a “Significant Transaction” the Company has a valuation greater than $150,000,000, Mount Sinai will receive 1% of the fair market value of Company at the time of completion of the Significant Transaction. It is the Company’s position that no Significant Transaction has occurred – but there is no guarantee the Company and Mount Sinai will come to a consensus on this point. If we cannot come to an agreement with Mount Sinai on this point, we may be forced into litigation – and even if we pursue litigation, it is possible that a court would not rule in our favor. At December 31, 2024 and through the date of this Annual Report, the Company believes it is probable it will be obligated to transfer consideration to Mount Sinai to settle this matter and terminate the Licensing Agreement. Though discussions are still in their very early stages, the Company estimates $1.5 million to be a reasonable estimate of its contingent obligation in this matter and has recorded a liability for this amount, with a corresponding charge to other expenses, in its financial statements as of and for the year ended December 31, 2024. If the Company is required to pay this amount, it could have a material adverse effect on the Company’s operations.

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

Currently, we are not aware of any well-known orthopaedic companies that broadly offer robotic technology that enables saw-based autonomous cutting. Nonetheless, many of our competitors in this market have significant financial resources. They may seek to extend their robotic technology to accommodate the robotic insertion implants. Further, several companies offer surgical navigation systems for use in arthroplasty procedures that provide a minimally invasive means of viewing the anatomical site. As such, other companies may create similar technology and/or products to that which we are trying to develop, which would increase competition in our industry. As competition increases, a significant increase in general pricing pressures could occur, which could require us to reevaluate our pricing structures to remain competitive. For example, if we are not able to anticipate and successfully respond to changes in market conditions, it could result in a loss of customers or renewal of contracts or arrangements on less favorable terms.

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

Additionally, the Company does not currently have any manufacturing capabilities itself for what is required by the FDA. As such, any failures or delays on the part of the contract manufacturers we rely on to produce our products could lead to longer production lead times. Similarly, supplier disruptions could materially impact our development timelines, potentially delaying our clinical trial launch for the second-generation Monogram TKA System or potentially delaying our commercial launch if we obtain clearance. If we are unable to submit our FDA submissions in a timely manner, it could adversely affect our financial position and ability to generate sales.

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

Our products require a level of accuracy that we may never be able to achieve. To obtain FDA clearance on our system we will need to demonstrate that we can accurately position implants in robotically prepared bone specimens. The KUKA LBR Med robotic arm that we are using has never before been used or validated for this application, and it may not be able to perform to the accuracy required. Preparing bone to the accuracies required is a highly challenging task with numerous sources of error that we may never be able to overcome. We have not yet achieved high-accuracy cuts in a cadaveric bone specimen. If we cannot execute a robotic surgical plan with sufficient accuracy, it will materially adversely impact our business and market reputation.

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

Our use of artificial intelligence (AI) and machine learning (ML) technologies is subject to significant regulatory oversight, and changes in regulations or guidance could impact our ability to develop and commercialize AI-driven solutions. The integration of AI and ML into medical technologies is subject to increasing regulatory scrutiny. Our Case Management Application incorporates ML-driven bone segmentation and case file generation functionalities, and we plan to expand AI applications into surgical planning and real-time object tracking through our mVision technology. However, regulatory agencies such as the U.S. Food and Drug Administration (FDA) continue to evolve their policies regarding AI-enabled medical devices, and future changes to regulatory frameworks could:

●	Require additional testing, validation, or clinical studies beyond what we currently anticipate.
●	Mandate modifications to our AI models, potentially delaying commercialization.
●	Introduce new compliance requirements that increase costs and development timelines.

Any regulatory changes impacting AI-driven medical devices could materially and adversely affect our business strategy, product development, and commercial operations.

The effectiveness and reliability of our AI-driven technologies depend on data quality, and limitations in data diversity or accuracy could impact performance. AI and ML algorithms rely on high-quality, diverse, and representative training datasets to perform accurately across different patient populations. If our training data does not sufficiently represent diverse demographic or anatomical variations, our AI models may not perform as expected across all patient groups. Errors in input imaging data could lead to incorrect bone segmentation outputs, impacting surgical planning. The success of future AI models correlating patient outcomes with surgical variables depends on access to comprehensive, high-quality clinical data, which may be subject to privacy regulations, consent restrictions, or data-sharing limitations. If we are unable to continuously refine and validate our AI models with high-quality and representative datasets, the accuracy, reliability, and regulatory approval prospects of our AI-driven applications may be compromised, potentially leading to adverse patient outcomes and legal liability.

If our AI and ML models do not perform as intended, we could be exposed to increased liability risks, including product liability claims and regulatory enforcement actions. AI-powered medical devices introduce novel risks associated with algorithmic decision-making. While our AI tools operate under human supervision, any failure of our models to produce accurate, consistent, or clinically valid outputs could result in:

●	Patient harm, leading to potential medical malpractice or product liability claims
●	Regulatory penalties, including FDA warning letters, product recalls, or marketing restrictions
●	Reputational damage, which could negatively impact customer adoption and sales

We maintain strict verification and validation (V&V) protocols, but unanticipated errors in AI-generated outputs could increase litigation exposure, require costly product modifications, and delay commercialization.

Our AI-driven applications depend on evolving computing infrastructure and may require additional resources as we scale. Our current AI models do not require significant computing power for training. However, as we expand our AI capabilities into real-time surgical planning and object tracking, we may need to invest in advanced computational infrastructure, which could lead to increased capital expenditures for high-performance computing resources, scalability challenges in deploying AI-driven systems in real-time surgical environments, and/or dependence on third-party cloud providers or specialized AI hardware, creating potential supply chain vulnerabilities. If our AI development efforts require unexpected infrastructure upgrades or computing power investments, this could have material adverse effect on our business.

If we fail to clearly communicate the actual capabilities and limitations of our AI technologies, we may face regulatory scrutiny, reputational harm, and potential liability. Regulatory agencies, including the SEC, have emphasized concerns around the overstatement or misrepresentation of AI capabilities in corporate disclosures. As AI is an emerging field, misalignment between our AI claims and actual capabilities could expose us to SEC enforcement actions if AI-related disclosures are found to be misleading or incomplete, Loss of customer trust if our AI technologies fail to meet expectations, and/or potential legal challenges if investors, customers, or regulators allege that our AI-related statements were deceptive or exaggerated.

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

Raising additional capital may cause significant dilution to our stockholders and adversely affect the market price for our Common Stock. Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

Following our listing on Nasdaq, a former investor filed suit against the Company and its Transfer Agent in July 2023 in New York County Supreme Court. Both the Company and our Transfer Agent believe the claim is without merit and are seeking dismissal of the action, most recently filing a Reply Memorandum of Law in Support of Renewed Motion to Dismiss on February 13, 2024. There have been no updates since this filing.

See “Risk Factors” for a summary of risks our Company may face in relation to litigation against our Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Common Stock is traded on the Nasdaq Capital Market under the symbol “MGRM”.

Holders

As of March 11, 2025, there were approximately 19,500 registered holders of record of our Common Stock and the last reported sale price of our Common Stock on the Nasdaq was $2.27 per share on March 11, 2025.

The number of shares of our Common Stock that are freely tradeable as of March 11, 2025 was 27,515,898.

Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Dividend Policy

Holders of our Series D Preferred Stock are entitled to receive cumulative quarterly dividends, when and as declared by the Company’s Board of Directors, at a rate of 8.0% of the $2.25 liquidation preference per share. Dividends, at the Company’s discretion, may be paid in cash or in kind in the form of Common Stock. In October 2024, the Company’s Board of Directors declared a quarterly dividend of $151,000 to holders of record that was settled through the issuance of 57,030 shares of Common Stock. On January 14, 2025, the Company’s Board of Directors declared a quarterly dividend of $0.04 per share of the Series D Preferred Stock that was settled through the issuance of 82,028 shares of Common Stock on January 15, 2025.

To date, we have not paid any cash dividends on our capital stock. We currently intend to retain future earnings for use in operating and expanding our business, and we do not anticipate paying any cash dividends in the reasonably foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, such as the terms of the agreements governing our indebtedness, general business conditions, and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company adopted its Amended and Restated 2019 Stock Option Plan on August 28, 2020 (the “Plan”), which reserves 11,200,000 shares of Common Stock for issuance under the Plan, with up to 1,560,000 of those shares of Common Stock allowed for issuance pursuant to incentive stock options.

The majority of the material terms of grants under the Plan are set by the Board of Directors of the Company on an individual basis (i.e. vesting periods, exercise prices, etc.).

The following table sets forth information about the Plan for the year ended December 31, 2024.

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,990,452	$1.71	6,209,173
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	4,990,452	$1.71	6,209,173

Recent Unregistered Sales of Equity Securities

Pro-Dex Warrants

On October 6, 2023, Pro-Dex, Inc. (“Pro-Dex”) agreed to exercise a warrant previously issued by the Company in 2018. As a result, the Company received $1,250,000 in exchange for the issuance of 1,828,551 shares of Common Stock.

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

The gross proceeds received by the Company’s in its Series D Preferred Stock Offering and Common Stock offerings under the Purchase Agreement and Sales Agreement, each described elsewhere in this report, during the period from April 1, 2024 to September 30, 2024 exceeded $5.0 million. Therefore, at December 31, 2024, the Company was obligated to issue Pro-Dex a warrant exercisable into 298,122 shares of Series D Preferred Stock at an exercise price of $2.25 per share and a warrant exercisable into 85,705 shares of Common Stock at an exercise price of $2.67.

All other sales of securities within the past three years which were not registered under the Securities Act have previously been reported by the Company.

No underwriters were involved in the foregoing sales, conversions, and/or exchanges of securities.

All purchasers and/or recipients of the securities described above issued in reliance upon the exemption from the registration requirements of the Securities Act the as set forth under Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering represented to the registrant in connection with their respective purchases and/or exchanges that they were accredited investors and were acquiring the shares for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. Such purchasers and/or recipients received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

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

Overview

Monogram Technologies Inc. (the “Company”, “Monogram”, “we,” “us,” “our”) was originally incorporated under the laws of the State of Delaware on April 21, 2016, as “Monogram Arthroplasty Inc.” On March 27, 2017, the Company changed its name to “Monogram

Orthopedics Inc.” On May 15, 2024, the Company changed its name from Monogram Orthopedics Inc. to “Monogram Technologies Inc.” Monogram Technologies is an AI-driven robotics company focused on improving human health, with an initial focus on orthopedic surgery. The Company is developing a next-generation autonomous (also “active”) surgical robot to enable placement of patient optimized orthopedic implants, aiming to leverage advanced machine vision, augmented reality and machine learning (“AI”). The Company’s AI capabilities are largely developed internally using static datasets, while certain R&D efforts integrate externally sourced AI models to complement its internal development. The Company has a robot prototype that can autonomously execute specialized paths for high precision insertion of implants in simulated cadaveric surgeries. Monogram intends to produce and market robotic surgical equipment and related software, orthopaedic implants, tissue ablation tools, navigation consumables, and other miscellaneous instrumentation necessary for reconstructive joint replacement procedures. The Company has obtained 510(k) clearances for certain implants and has made 510(k) premarket notification submissions but has not yet obtained 510(k) premarket clearances for any of robotic products. U.S. Food and Drug Administration (FDA) 510(k) premarket clearance is required to market our robotic products, and the Company cannot estimate the timing, or assure our ability, to obtain such clearances.

Recent Developments

Regulatory Update

The 510(k) application for the Company’s surgical robot was submitted on July 19, 2024, and passed the initial FDA Administrative Review. On September 30, 2024, Monogram received an Additional Information Request (“AIR”) from the FDA. The FDA informed the Company that the FDA placed the Application on hold pending a complete response to the AIR. The FDA informed the Company that the Company had 180 days from the date of the AIR to provide a complete response to the AIR, or the FDA would consider the Application withdrawn.

On November 20, 2024 the Company submitted written responses, including planned remediations where applicable for all deficiencies noted in the AIR, and requested a Submission Issue Request (SIR) meeting with the FDA to review select responses. A critical focus for the Company has been whether the proposed nonclinical testing effectively mitigates FDA concerns that could necessitate clinical data. On December 11, 2024, the Company received a Submission Issue Request (SIR) review letter that provided preliminary written comments on particular topics of interest before the SIR meeting scheduled for December 17, 2024. On December 17, 2024, the Company conducted a Submission Issue Request (SIR) meeting with the FDA.

On February 25, 2025, the Company submitted its formal response to the U.S. Food and Drug Administration (FDA) regarding the AIR, which included the results of the Company’s nonclinical testing performed by the Company, which the Company believes could make it less likely that the FDA will request clinical data from the Company in relation to its submission. The Company does not currently anticipate further requests for information from the agency. Assuming a favorable decision by the FDA following receipt of the AIR, the next communication from them is anticipated to be a clearance decision for the mBôs™ Total Knee Arthroplasty (TKA) System. If granted, that would enable commercialization and sales of the TKA system in the United States.

On August 12, 2024, the Company announced a strategic collaboration with Shalby Limited (NSE: SHALBY) (“Shalby”), a global muti-specialty hospital chain and one of India’s leading orthopedic hospital groups, to conduct a multicenter clinical trial to demonstrate the safety and effectiveness of the Monogram TKA System. Under the collaboration, Shalby will enroll patients at various sites in India for surgeons to evaluate the safety and effectiveness of the second generation Monogram TKA System. Monogram received comments on the Clinical Investigational Plan during its February 2024 Presubmission Communications with the FDA and has incorporated feedback into its 510(k) application submitted to the FDA on July 19, 2024 and which passed the FDA Administrative Review. Notably, the strategic collaboration contemplates the post-trial transfer of a robot to the hospital system under certain conditions following the trial as the companies contemplate further collaboration. The Company anticipates initiating the clinical trial in 2025.

2024 Annual Meeting of Stockholders Results

On December 19, 2024, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”) to consider and vote upon the election of each of the nominated Class I directors to the Company’s Board of Directors (the “Board”) until the Company’s 2027 annual meeting, the ratification of the appointment of Fruci & Associates II, PLLC as the Company’s independent registered public accounting firm for the year ending December 31, 2024, the approval of the amendment to the Amended and Restated 2019 Stock Option and Grant Plan, and the approval, on an advisory basis, of the compensation of the Company’s named executive officers. For more information about the proposals considered and voted upon at the Annual Meeting, please see the Company’s Definitive Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission on November 8, 2024.

At the Annual Meeting, 60% of our Common Stock, par value $0.001 per share (“Common Stock”) entitled to vote at the Annual Meeting were represented in person or by proxy at the Annual Meeting. Based on the results of the vote, and the stockholders voted to elect all of the Company’s Class I director nominees, ratified the appointment of Fruci & Associates II, PLLC as the Company’s independent registered public accounting firm for the year ending December 31, 2024, approved the amendment to the Amended and Restated 2019 Stock Option and Grant Plan and approved, on an advisory basis, the compensation of the Company’s named executive officers.

The number of votes cast for or withheld from the election of each Class I director and the number of votes cast for or against or abstaining from the other matters voted upon is also set forth below. There were no broker non-votes in either proposal below. The voting results disclosed below are final.

			Percentage of
			Shares Voted
	Number of	Number of	“For” of
Election of Class I	Shares	Shares	Shares
Directors	Voted For	Withheld	Voted
Rick Van Kirk	15,279,441	1,131,575	73.1%
Colleen Gray	15,531,605	879,411	74.3%

Percentage of
		Number of		Shares
	Number of	Shares	Number of	Voted “For”
	Shares	Voted	Shares	of Shares
	Voted For	Against	Abstained	Voted
Ratification of the Appointment of Fruci & Associates II, PLLC	20,450,721	262,972	172,569	97.9%

Percentage of
		Number of		Shares
	Number of	Shares	Number of	Voted “For”
	Shares	Voted	Shares	of Shares
	Voted For	Against	Abstained	Voted
Approval of Amendment to the Amended and Restated 2019 Stock Option and Grant Plan	12,213,734	1,603,151	2,594,131	58.4%

Percentage of
		Number of		Shares
	Number of	Shares	Number of	Voted “For”
	Shares	Voted	Shares	of Shares
	Voted For	Against	Abstained	Voted
Approval, on an Advisory Basis, of the Compensation of Named Executive Officers	13,184,968	600,656	2,625,392	63.1%

Closing of Series D Preferred Stock Offering

As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed with the Commission on August 8, 2024, on July 9, 2024, the Company commenced a best efforts offering of up to 5,790,479 units at a price per unit of $2.25, with each unit consisting of (a) one share of our 8.00% Series D Convertible Cumulative Preferred Stock (the “Series D Preferred Stock”) and (b) one Common Stock Purchase Warrant to purchase one share of our common stock, $0.001 par value per share (the “Common Stock”) at an exercise price of $3.375 per share, for a total of 5,790,479 shares of our Series D Preferred Stock and warrants to purchase up to an aggregate of 5,790,479 shares of our Common Stock (and shares of Common Stock underlying shares of Series D Preferred Stock, PIK dividends on Series D Preferred Stock, and all such warrants), which we refer to as the “Series D Preferred Stock Offering”.

On October 2, 2024, the Company announced the closing of its Series D Preferred Stock Offering. In total, the Company received gross proceeds of approximately $13 million from the sale of units consisting of 5,773,979 shares of the Company’s Series D Preferred Stock and warrants to purchase an aggregate of 5,773,979shares of the Company’s Common Stock in connection with the Series D Preferred Stock Offering.

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

Results of Operations For The Years Ended December 31, 2024 and 2023

Revenues

The Company is currently focused on commercialization of its robotic products, including seeking 510(k) clearances from the FDA for those products. Revenue of $364,999 was recognized during the year ended December 31, 2023 from the sale of a single unit of robotic surgical equipment. The unit was sold outside of the United States as part of an effort to explore the possibility of conducting clinical trials in OUS markets. Since the Company originally expensed this equipment as research and development costs when it was built, no costs of goods sold were recognized when this equipment was sold in 2023. The Company did not have any product sales in 2024 and does not anticipate additional sales before obtaining the appropriate regulatory approvals.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated (dollar amounts in thousands):

	Years Ended December 31
	2024	2023	$Change	% Change
Research and development	$8,790	$10,586	$(1,794)	(17)%
Marketing and advertising	2,108	2,994	(886)	(30)%
General and administrative	4,412	4,053	359	9%
Total operating expenses	$15,310	$17,633	$(2,336)	(13)%

Research and development (R&D) expenses during 2023 were comprised primarily of expenses related to the development of our sagittal cutting systems and related platform software required to operate our active navigated robotic system, as well as the Company moving into the verification and validation phases of the development of its robot prototype. The verification phase involved intensive testing to demonstrate the system is safe and effective and often requires optimization of the prototype design through an iterative process of design changes and material changes to achieve an optimum system. This led to increased costs in prototype material expenses, payroll and related expenses, and contractor expenses. R&D expenses in both periods were primarily comprised of payroll and related costs, contractor and prototype material expenses for the development of its novel robotic system and associated implants. The Company largely completed the verification and validation phases in the first half of 2024, resulting in overall reduction of R&D expenses in 2024 compared to 2023. R&D efforts have continued with the introduction of a novel registration and tracking system prototype named mVision as well as protocol development and testing in response to the AIR for the FDA clearance application as well as next-generation development. R&D efforts for the second half of 2024 were focused on further refinement of this product offering and responding to inquiries from the FDA related to the submitted application for FDA clearance.

Marketing and advertising expenses in 2023 were comprised primarily by expenses related the Company’s marketing campaign related to the Common Stock Offering that began in Q1 2023 and successfully culminated with a round closing in May of 2023 of more than $16 million. Marketing and advertising expenses in 2024 were comprised primarily by expenses related to the marketing campaign related to the Series D Preferred Stock Offering conducted primarily in Q3 2024 which resulted in an oversubscribed raise of approximately $13 million. The marketing and advertising expense in 2024 was 30% lower than the 2023 marketing and advertising expense, driven largely by market conditions that significantly influence the effectiveness of fundraising efforts, impacting both the cost of investor acquisition and the overall success of a crowdfunded capital raise.

General and administrative expenses increased by 9% in 2024 from 2023 primarily due to a full year of public company expenses primarily composed of insurance expenses, regulatory compliance expenses, and professional expenses offset by reductions in payroll and related expenses.

●	The increase in insurance and regulatory compliance expenses during 2024 relate to the additional insurance and regulatory compliance activities required to list as a publicly traded company on NASDAQ, which occurred mid-2023 (and therefore led to an increase in expenses in 2024 due to the Company incurring a full year worth of these expenses, as compared to 2023 when it only incurred these expenses for approximately half of the year).
●	The increases in consulting and professional services during 2024 relate primarily to efforts required to support the Series D Preferred Stock Offering and At-The-Market Offering, as well as continued protection for the Company’s intellectual property, which has expanded in 2024 compared to 2023.
●	The decrease in payroll and related expenses relate primarily to a reduction in stock compensation expense.

Other Income (Expense)

The following table sets forth our other income and expenses for the periods indicated (dollar amounts in thousands):

	Years Ended December 31
In thousands	2024	2023	$Change
Interest income	$526	$478	$48
Other expenses, net	(1,544)	(44)	(1,500)
Change in fair value of warrant liability	—	3,089	(3,089)
Total other income (expense)	$(1,018)	$3,523	$(4,541)

During 2023, the change in the fair value of the warrant liability resulted in a loss of $3.1 million. This gain primarily resulted from a decrease in the value of the Company’s Common Stock used to estimate the fair value of certain warrants that included anti-dilution protections. Because of these protections, when the Company issued additional shares of its capital stock in connection with its ongoing capital raising efforts, the number of shares issuable upon the exercise of these warrants increased proportionally. Changes in the fair value of the warrant liability primarily resulted from (i) increases to the number of shares issuable upon exercise of these warrants and (ii) changes in the underlying fair value of the Company’s Common Stock into which the warrants were exercisable. During May and October 2023, these warrants were exercised by the holders. At December 31, 2024 and 2023, no warrants with anti-dilution protections remained outstanding.

Interest income and other during 2024 and 2023 primarily relates to investment income earned by the Company on balances invested in a JP Morgan US Government Money Market Fund, partially offset by losses of $45,000 and $44,000 in 2024 and 2023, respectively, relating to the change in the fair value of the Company’s make-whole provision related to the Common Stock Purchase Agreement discussed below in “Liquidity and Capital Resources”.

Net Loss

As a result of the foregoing, the Company had a net loss of $16.3 million during 2024 compared to $13.7 million during 2023.

Liquidity and Capital Resources

As of December 31, 2024, the Company had approximately $15.7 million in cash. The Company has recorded losses since inception and, as of December 31, 2024, had working capital of approximately $14.8 million and total stockholders’ equity of $14.5 million. Since inception, the Company has been primarily capitalized through securities offerings. The Company plans to continue to try to raise additional capital through available financing options to the Company, including, but not limited to, registered or exempt equity and/or debt offerings, as well as straight or convertible debt financings, although there can be no assurance that we will be successful in these fundraising efforts. Absent additional capital, the Company may be forced to reduce expenses significantly and could become insolvent.

To provide additional flexibility to the Company ahead of generating sufficient revenues to support operations:

●	On July 19, 2023, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, II LLC (the “BRPC II”). Under the Purchase Agreement and Registration Rights Agreement, the Company has the right to sell to BRPC II up to $20.0 million in shares of Common Stock (the “Committed Equity Shares”), subject to certain limitations and the satisfaction of specified conditions in the Purchase Agreement, from time to time over the 24-month period commencing upon the initial satisfaction of the conditions to the BRPC II’s purchase obligations set forth in the Purchase Agreement, including that the registration statement declared effective by the SEC on September 7, 2023. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and it is under no obligation to sell any securities to BRPC II under the Purchase Agreement. As of December 31, 2024 and through the date of this Annual Report, we had sold 292,726 shares of Common Stock to BRPC II for gross proceeds of approximately $1.0 million pursuant to this purchase obligation, and therefore have approximately $19.0 million worth of our Common Stock that we may sell to B. Riley Principal Capital II.
●	Pursuant to our shelf registration statement on Form S-3 (File No. 333-279927) and the base prospectus included therein, originally filed with the Commission on June 4, 2024 and declared effective by the SEC on June 14, 2024, we may also sell from time to time, in one or more offerings under this prospectus, debt securities, which may be senior or subordinated. We will issue any such senior debt securities under a senior indenture that we will enter into with a trustee to be named in the senior indenture. We will issue any such subordinated debt securities under a subordinated indenture, which we will enter into with a trustee to be named in the subordinated indenture. We have not issued any debt securities pursuant to this registration statement as of the date of this Annual Report on Form 10-K. For a description of the material provisions of the senior debt securities, the subordinated debt securities and the senior and subordinated indentures, please refer to the registration statement on Form S-3 (File No. 333-279927) and the base prospectus included therein, originally filed with the Commission on June 4, 2024 and declared effective by the SEC on June 14, 2024. Forms of the Senior Indenture and Subordinated Indenture are included as Exhibits 4.7 and 4.8, respectively, to this Annual Report on Form 10-K.
●	On July 22, 2024, the Company commenced an offering of its Common Stock under the Sales Agreement (described more fully under “Recent Developments” in Item 7 of this report). As of December 31, 2024, the Company had sold 2,072,790 shares of Common Stock for total gross proceeds of $5.3 million in this offering.

The Company’s audited financial statements included in this Annual Report on Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, incurred a net loss during the year ended December 31, 2024 of $16.3 million and has an accumulated deficit of $68.0 million as of December 31, 2024. The Company’s ability to continue as a going concern in the next twelve months following the date the audited financial statements were available to be issued is dependent upon its ability to produce revenues, raise capital, and/or obtain other financing sufficient to meet current and future obligations. Management has evaluated these conditions and believes its current cash balances, plus the additional capital available under the Purchase Agreement and Sales Agreement will be sufficient for the Company to satisfy its near-term capital needs and to continue as a going concern for a reasonable period.

For a discussion of our contractual obligations and commitments, refer to Note 11 to the financial statements in this Annual Report on Form 10-K.

Issuances of Equity

Year Ended December 31, 2024

In two transactions during January and February 2024, ZB Capital Partners LLC, holder of a warrant exercisable for 547,944 shares of Common Stock, executed a cashless exercise of its warrant under which the Company issued the holder a total of 246,458 shares of Common Stock and retained the remaining shares as settlement of the $1.83 per share exercise price of the warrant.

During 2024, the Company received gross proceeds of approximately $13 million from the sale of units consisting of 5,773,979 shares of the Company’s Series D Preferred Stock and warrants to purchase an aggregate of 5,773,979 shares of the Company’s Common Stock in connection with the Series D Preferred Stock Offering. The Company announced the closing of its Series D Preferred Stock Offering on October 2, 2024.

Pursuant to the Purchase Agreement with BRPC II, we sold 85,526 shares of Common Stock for gross proceeds of $235,000 during 2024. Additionally, we sold 2,072,790 shares of Common Stock for gross proceeds of $5.3 million during 2024 in sales of Common Stock made under the Sales Agreement.

The gross proceeds received by the Company’s in its Series D Preferred Stock Offering and Common Stock offerings under the Purchase Agreement and Sales Agreement described elsewhere in this report during the period from April 1, 2024 to September 30, 2024 exceeded $5.0 million. Therefore, at December 31, 2024, the Company was obligated to issue Pro-Dex a warrant exercisable into 298,122 shares of Series D Preferred Stock at an exercise price of $2.25 per share and a warrant exercisable into 85,705 shares of Common Stock at an exercise price of $2.67.

Year Ended December 31, 2023

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

On October 2, 2023, Pro-Dex, Inc., a Colorado corporation (“Pro-Dex”) exercised warrants for 1,828,551 shares of the Company’s Common Stock at $0.68 per share, resulting in total proceeds to the Company of $1,250,000. The issuance of these shares upon exercise of these warrants was made by the Company pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder for transactions by an issuer not involving a public offering. As consideration for Pro-Dex agreeing to exercise these warrants, the Company agreed to the following:

●	Coverage Warrants. If, (a) between October 2, 2023 and March 31, 2024; or (b) during the six month period between (i) April 1 and September 30 or (ii) October 1 and March 31 of each year thereafter, Monogram engages in or otherwise consummates an issuance of securities that results in Monogram receiving, or having the right to receive, gross proceeds of $5,000,000 or more during such period, then Monogram will issue Pro-Dex a warrant to be exercised in cash to purchase 5% (calculated after giving effect to such issuance to Pro-Dex) of the types, series and classes of securities issued during such period at a price equal to the total gross proceeds received over the such period divided by the number of securities issued during that same period on terms at least as favorable to Pro-Dex as the most favorable terms pursuant to which any such securities are acquired by any investor during such period (each, a “Coverage Warrant”). Each Coverage Warrant will be issued to Pro-Dex within ten (10)

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
●	Piggyback Rights. Monogram agreed to grant Pro-Dex piggyback registration rights for all Monogram securities from time to time owned by Pro-Dex on terms at least as favorable to Pro-Dex as Monogram may at any time grant piggyback (or equivalent) registration rights to any other holder of Monogram securities.

Under the Purchase Agreement with BRPC II, we sold 207,200 shares of Common Stock for gross proceeds of $726,286 during 2023.

Indebtedness

As of December 31, 2024, the Company had $1.7 million in total liabilities, primarily comprised of accounts payable of $1.2 million, which decreased from $2.5 million as of December 31, 2023. By reducing our R&D spend in 2024, our accounts payable was reduced as well. The remainder was comprised of accrued expenses and the present value of the Company’s operating lease payment commitments.

Commitments and Contingencies

Under the Company’s licensing agreement with Mount Sinai, the Company has an obligation to make certain payments to Mount Sinai as a result of reaching certain milestones in the development and sales of the product, and for significant events related to the Company. One of these milestones requires, if at the time of completion of a “Significant Transaction” the Company has a valuation greater than $150 million, the Company to transfer to Mount Sinai consideration equal to 1% of the fair market value of Company at the time of completion of the Significant Transaction.

The Company has been in discussions with Mount Sinai as to whether becoming publicly traded on Nasdaq in May 2023 without undertaking a traditional initial public offering constituted a “Significant Transaction” under the Licensing Agreement. It has been the Company’s position that no Significant Transaction occurred, but there is no guarantee the Company and Mount Sinai will come to a consensus on this point and, if no agreement is reached, litigation could result. At December 31, 2024 and through the date of this Annual Report, the Company believes it is probable it will be obligated to transfer consideration to Mount Sinai to settle this matter and terminate the Licensing Agreement. Though discussions are still in their very early stages, the Company estimates $1.5 million to be a reasonable estimate of its contingent obligation in this matter and has recorded a liability for this amount, with a corresponding charge to other expenses, in its financial statements as of and for the year ended December 31, 2024.

Cash Flows

The following table sets forth our cash flows for the periods indicated (dollar amounts in thousands):

	For the year ended
	December 31,
	2024	2023
Cash used in operating activities	$(13,968)	$(13,543)
Cash used in investing activities	$(84)	$(65)
Cash provided by financing activities	$16,121	$16,728

Operating Activities

For the year ended December 31, 2024, of the $16.3 million in net loss, there were various non-cash adjustments that were added back to the net loss to arrive at $14.0 million in cash used in operating activities. These primarily included adjustments for non-cash expenses and losses related to a $1.2 million charge for stock-based compensation, a $1.5 million accrual for the Mount Sinai contingent settlement liability, and a $430,000 charge for depreciation and amortization. In addition, cash used in operating activities was increased by a $1.3 million decrease in accounts payable, and partially offset by a $46,000 decrease in prepaid expenses and other current assets, and a reduction in accounts receivable of $365,000.

For the year ended December 31, 2023, of the $13.7 million in net loss, there were various non-cash adjustments that were added back to the net loss to arrive at $13.5 million in cash used in operating activities. These primarily included adjustments for non-cash expenses and losses related to a $3.1 million increase in the fair value of the warrant liability, a $1.6 million charge for stock-based compensation, and a $412,000 charge for depreciation and amortization. In addition, cash used in operating activities was increased by a $1.8 million increase in accounts payable and $270,000 decrease in prepaid expenses and other current assets, partially offset by a $365,000 increase in accounts receivable and a $565,000 reduction in accrued liabilities.

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

Investing Activities

For the year ended December 31, 2024 and 2023, cash used in investing activities was comprised entirely of equipment purchases.

Financing Activities

For the year ended December 31, 2024, cash from financing activities resulted primarily from net proceeds of $11.1 million from our Series D Preferred Stock offering and $5.2 million of net proceeds related to sales of Common Stock under our Purchase Agreement and Sales Agreement.

For the year ended December 31, 2023, nearly all of the Company’s cash from financing activities resulted from $15.3 million of net proceeds related to the Company’s May 2023 Common Stock Offering. In addition, the Company received net proceeds of $147,000 from its Regulation A – Tier 2 offering of Series C Preferred Stock and $1.3 million from the exercise of warrants.

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

Funding Requirements

We believe our existing cash and cash equivalents, including proceeds still available under our financing deals with B. Riley Principal Capital II, LLC and B. Riley Securities, will be sufficient to meet anticipated cash requirements for at least 12 months from the date of this Annual Report. However, our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend capital resources sooner than we expect.

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

Critical Accounting Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relate to the fair value of the warrant liability, valuations of stock-based compensation, the income tax valuation allowance, and the Mount Sinai settlement contingency. On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

MONOGRAM TECHNOLOGIES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Monogram Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Monogram Technologies Inc. (“the Company”) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
Spokane, Washington
March 12, 2025

MONOGRAM TECHNOLOGIES INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$15,658	$13,589
Account receivable	–	365
Prepaid expenses and other current assets	625	664
Total current assets	16,283	14,618
Equipment, net	810	945
Intangible assets, net	339	549
Operating lease right-of-use assets	338	467
Total assets	$17,770	$16,579
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,174	$2,463
Accrued liabilities	229	228
Operating lease liabilities, current	138	128
Total current liabilities	1,541	2,819
Operating lease liabilities, non-current	226	364
Other liability	1,500	—
Total liabilities	3,267	3,183
Commitments and contingencies	—	—
Stockholders’ equity:
Series D Preferred Stock, $0.0001 par value; 6,000,000 shares authorized; 4,361,249 and 0 shares issued and outstanding at December 31, 2024 and 2023, respectively; aggregate liquidation preference of $9,812 and $0 at December 31, 2024 and 2023, respectively	4	—
Common stock, $.001 par value; 90,000,000 shares authorized; 35,167,673 and 31,338,391 shares issued and outstanding at December 31, 2024 and 2023, respectively	35	31
Additional paid-in capital	82,452	64,874
Accumulated deficit	(67,988)	(51,509)
Total stockholders’ equity	14,503	13,396
Total liabilities and stockholders’ equity	$17,770	$16,579

The accompanying notes are an integral part of these financial statements.

MONOGRAM TECHNOLOGIES INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended
	December 31,	December 31,
	2024	2023
Revenue	$—	$365
Operating expenses:
Research and development	8,790	10,586
Marketing and advertising	2,108	2,994
General and administrative	4,412	4,053
Total operating expenses	15,310	17,633
Loss from operations	(15,310)	(17,268)
Other income:
Interest income	526	478
Other expenses, net	(1,544)	(44)
Change in fair value of warrant liability	—	3,089
Total other income (expense), net	(1,018)	3,523
Net loss before taxes	(16,328)	(13,745)
Income taxes	—	—
Net loss	(16,328)	(13,745)
Less: dividends declared for preferred shareholders	(151)	—
Net loss allocable to common shareholders	$(16,479)	$(13,745)
Basic and diluted loss per common share	$(0.51)	$(0.61)
Weighted-average number of basic and diluted shares outstanding	32,571,470	22,409,222

The accompanying notes are an integral part of these financial statements.

MONOGRAM TECHNOLOGIES INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Series A		Series B		Series C		Series D						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of January 1, 2023	4,897,553	$5	3,195,667	$3	438,367	$0	—	$—	9,673,870	$10	$41,894	$(37,763)	$4,149
Issuances of Class C Preferred Stock, net of costs	—	—	—	—	21,088	0	—	—	—	—	147	—	147
Conversions of preferred stock into common stock	(4,897,553)	(5)	(3,195,667)	(3)	(459,455)	(0)	—	—	17,105,214	17	(9)	—	—
Issuances of common stock for cash, net of costs	—	—	—	—	—	—	—	—	2,627,061	3	15,474	—	15,477
Issuances of common stock for services	—	—	—	—	—	—	—	—	24,858	0	55	—	55
Vesting of common stock from services performed	—	—	—	—	—	—	—	—	—	—	75	—	75
Exercises of stock warrants	—	—	—	—	—	—	—	—	1,907,388	2	5,679	—	5,681
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,559	—	1,559
Net loss	—	—	—	—	—	—	—	—	—	—	—	(13,745)	(13,745)
Balance as of December 31, 2023	—	—	—	—	—	—	—	—	31,338,391	31	64,874	(51,509)	13,396
Issuances of Class D Preferred Stock, net of issuance costs	—	—	—	—	—	—	5,773,979	5	—	—	11,125	—	11,130
Conversions of Class D Preferred Stock to Common Stock	—	—	—	—	—	—	(1,412,730)	(1)	1,412,730	1	—	—	—
Vesting of Common Stock from services performed	—	—	—	—	—	—	—	—	—	—	50	—	50
Issuance of Common Stock for cash, net of issuance costs	—	—	—	—	—	—	—	—	2,158,316	2	5,189	—	5,191
Issuance of Common Stock upon cashless warrant exercise	—	—	—	—	—	—	—	—	246,458	—	—	—	—
Class D Preferred Stock dividends declared	—	—	—	—	—	—	—	—	—	—	—	(151)	(151)
Issuance of Common Stock to settle Class D Preferred Stock dividends	—	—	—	—	—	—	—	—	57,030	—	151	—	151
Common Stock repurchased	—	—	—	—	—	—	—	—	(45,252)	—	(111)	—	(111)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,174	—	1,174
Net loss	—	—	—	—	—	—	—	—	—	—	—	(16,328)	(16,328)
Balance as of December 31, 2024	—	$—	—	$—	—	$—	4,361,249	$4	35,167,673	$35	$82,452	$(67,988)	$14,503

The accompanying notes are an integral part of these financial statements.

MONOGRAM TECHNOLOGIES INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,	December 31,
	2024	2023
Operating activities:
Net loss	$(16,328)	$(13,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,174	1,559
Accrual for contingent settlement liability	1,500	—
Other expenses settled with stock issuances	50	130
Loss from change in fair value of common stock make-whole obligation	45	44
Depreciation and amortization	430	412
Change in fair value of warrant liability	—	(3,089)
Changes in non-cash working capital balances:
Account receivable	365	(365)
Prepaid expenses and other current assets	39	270
Accounts payable	(1,289)	1,799
Accrued liabilities	46	(565)
Operating lease assets and liabilities, net	—	7
Cash used in operating activities	(13,968)	(13,543)
Investing activities:
Purchases of equipment	(84)	(65)
Cash used in investing activities	(84)	(65)
Financing activities:
Proceeds from issuances of Common Stock, net	5,191	15,331
Repurchases of Common Stock	(200)	—
Proceeds from issuances of Series C Preferred Stock, net	—	147
Proceeds from issuances of Series D Preferred Stock, net	11,130	—
Proceeds from warrant exercise	—	1,250
Cash provided by financing activities	16,121	16,728
Increase in cash and cash equivalents during the year	2,069	3,120
Cash and cash equivalents, beginning of the year	13,589	10,469
Cash and cash equivalents, end of the year	$15,658	$13,589

Non-cash investing and financing activities:
Series D Preferred Stock dividends settled through issuance of Common Stock	$151	$—
Issuance costs related to Common Stock Purchase Agreement settled through issuance of Common Stock	$—	$248
Cashless exercise of warrant	$—	$926

The accompanying notes are an integral part of these financial statements.

MONOGRAM TECHNOLOGIES INC.

NOTES TO FINANCIAL STATEMENTS

1.	Description of Business and Summary of Accounting Principles

Monogram Technologies Inc. (“Monogram” or the “Company”), was incorporated in the state of Delaware on April 21, 2016. On May 15, 2024, the Company changed its name from “Monogram Orthopaedics Inc.” to “Monogram Technologies Inc.”. Monogram is an AI-driven robotics company focused on improving human health, with an initial focus on orthopedic surgery. The Company is developing a next-generation autonomous (also “active”) surgical robot to enable placement of patient optimized orthopedic implants, aiming to leverage advanced machine vision, augmented reality and machine learning (“AI”). The Company’s AI capabilities are largely developed internally using static datasets, while certain R&D efforts integrate externally sourced AI to complement its proprietary technology. The Company has a robot prototype that can autonomously execute specialized paths for high precision insertion of implants in simulated cadaveric surgeries. Monogram intends to produce and market robotic surgical equipment and related software, orthopaedic implants, tissue ablation tools, navigation consumables, and other miscellaneous instrumentation necessary for reconstructive joint replacement procedures.

The Company has obtained 510(k) clearances for certain implants and has made 510(k) premarket notification submissions but has not yet obtained 510(k) premarket clearances for any of robotic products. U.S. Food and Drug Administration (FDA) 510(k) premarket clearance is required to market our robotic products, and the Company cannot estimate the timing, or assure our ability, to obtain such clearances.

Basis of Presentation

The financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain reclassifications to prior year financial statements have been made to conform with the current year presentation.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relate to the fair value of the warrant liability, valuations of stock-based compensation, the income tax valuation allowance, and the Mount Sinai settlement contingency described in Note 11. On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

Leases

Operating lease right of use assets represent a right for the Company to use underlying assets during the term of its leases. Operating lease liabilities represent the Company’s obligations to make lease payments under its lease agreements. On the commencement date of a lease, the Company recognizes an operating lease right of use asset and corresponding liability at amounts equal to the present value of the future lease payments. To calculate present value, the Company applied a risk-free discount rate, determined on the date the lease commenced using a period comparable with that of the lease term, that materially approximated the Company’s estimated incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Long-Lived Assets

Long-lived assets, such as equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is determined to not be recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount exceeds its fair value. The Company did not experience any impairment of its long-lived assets in 2024 or 2023.

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

Included in research and development are costs incurred by the Company to develop software that will be an integral component of the Company’s robotic products. Because this software has not yet met the technological feasibility criteria in Accounting Standards Codification Topic 985-20, “Software - Costs of Software To Be Sold, Leased, or Marketed”, costs incurred by the Company to develop this software are expensed as incurred.

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

Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of common stock shares outstanding. To the extent that stock options, warrants, and convertible preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. For the years ended December 31, 2024 and 2023, the Company excluded the following shares from the calculation of diluted loss per share because such amounts were antidilutive:

	2024	2023
Shares issuable upon conversion of Series D Preferred Stock	4,361,249	—
Shares issuable upon exercise of warrants	5,773,979	547,944
Shares issuable upon exercise of stock options	4,990,827	4,904,266
Total	15,126,055	5,452,210

Segment Reporting

The Company has not yet begun generating revenue from its planned principal operations and operates as a single reportable segment. The chief operating decision maker is the Company’s chief executive officer who assesses performance based on total expenses, cash flows, and progress made in the Company’s ongoing development efforts. All of the Company’s long-lived assets are located in the United States.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

2.Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, incurred a net loss of $16.3 million during the year ended December 31, 2024, and has an accumulated deficit of $68.0 million as of December 31, 2024.

The Company’s ability to continue as a going concern in the next twelve months following the date these financial statements were available to be issued is dependent upon its ability to produce revenues, raise capital, and/or obtain other financing sufficient to meet current and future obligations. Management has evaluated these conditions and believes its current cash balances, plus the additional capital available under the Common Stock Purchase Agreement and At the Market Common Stock Offering described in Note 7, will be sufficient for the Company to satisfy its near-term capital needs and to continue as a going concern for a reasonable period.

3.Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures of financial instruments on a recurring basis.

Consistent with Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC 820”), assets and liabilities that are required to be recorded at fair value are done so at the price that would be received to sell an asset or the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. When measuring fair value, and consistent with the fair value hierarchy in ASC 820, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs consistent with the following fair value hierarchy:

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

As described further in Note 8, during 2023 the Company had a warrant liability that was measured and recognized at fair value on a recurring basis. The fair value of the warrant liability was measured using pricing models with no observable inputs and was therefore considered a Level 3 measurement within the fair value of hierarchy. The Company’s warrant liability was the only asset or liability measured under Level 3 of the fair value hierarchy.

4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of December 31, 2024 and 2023(in thousands):

	2024	2023
Surgical implant inventory and robotic system parts	$288	$—
Deposits	32	—
Deferred issuance costs of Common Stock Purchase Agreement (see Note 8)	—	146
Advance paid to vendor for supply development contract	—	163
Others	305	355
Prepaid expenses and other current assets	$625	$664

5.Equipment

Equipment, net consists of the following as of December 31, 2024 and 2023(in thousands):

	2024	2023
Computer equipment	$186	$147
Furniture	33	33
Engineering equipment	214	214
Medical equipment	228	192
Robot equipment	538	528
Software	538	538
	1,737	1,652
Accumulated depreciation	(927)	(707)
Equipment, net	$810	$945

For the years ended December 31, 2024 and 2023, depreciation expense amounted to $220,000 and $202,000, respectively.

6.Intangible Assets

The Company has obtained licenses to various intellectual property expected to be used in connection with its robotic surgical orthopedic implant system and other products and systems to be developed in the future. The total costs of these licenses was $1.1 million and these are being amortized over their estimated useful lives of five to ten years. During each of 2024 and 2023, the Company recorded amortization expense of $210,000 related to these licenses. As of December 31, 2024 and 2023, the accumulated amortization on these intangible assets was $786,000 and $576,000, respectively.

7.Preferred and Common Stock

Initial Public Offering

On May 16, 2023, the Company completed an offering pursuant to Tier 2 of Regulation A, in which it raised $15.3 million, net of issuance costs of $2.0 million, from the sale of 2,374,641 shares of Common Stock at a price of $7.25 per share. Subsequently, on May 17, 2023, the Company filed a Form 8-A in connection with the listing of its Common Stock on Nasdaq, which was declared effective on the same date. At that time, each outstanding share of Series A, Series B, and Series C Preferred Stock was converted into two shares of Common Stock of the Company.

Common Stock Issued for Services

During May 2023, the Company entered into a consulting arrangement with a vendor under which the Company issued 20,689 shares of restricted Common Stock that vest on a monthly basis over a term of 12 months. The estimated fair value of these shares was $150,000 on the date of grant and was being recognized as a component of general and administrative expenses on a straight-line basis over the 12-month vesting term. In August 2023, the Company issued 4,137 shares of Common Stock with a value of $30,000 to a vendor in exchange for legal services.

Common Stock Purchase Agreement

On July 19, 2023, the Company entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, II LLC (the “BRPC II”), pursuant to which the Company has the right to sell to BRPC II up to $20.0 million in shares of Common Stock (the “Committed Equity Shares”), subject to certain limitations and the satisfaction of specified conditions in the Common Stock Purchase Agreement, from time to time over the 24-month period commencing upon the initial satisfaction of the conditions to the BRPC II’s purchase obligations set forth in the Common Stock Purchase Agreement. Sales of Common Stock pursuant to the Common Stock Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and it is under no obligation to sell any securities to BRPC II. As of December 31, 2024, the Company had raised gross proceeds of $961,245 from the sale of 292,726 shares under the Common Stock Purchase Agreement.

As consideration for BRPC II’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued 45,252 shares of Common Stock to BRPC II (the “Commitment Shares”). Under the terms of the Common Stock Purchase Agreement, if the aggregate proceeds received by BPRC II from its resale of the Commitment Shares was less than $200,000, the Company would pay the difference between $200,000 and the aggregate proceeds received by BPRC II from its resale of the Commitment Shares (the “make-whole obligation”).

In December 2024, the Company purchased the Commitment Shares from BPRC II for $200,000. During 2024 and 2023, the Company recognized losses of $45,000 and $44,000, respectively, from changes in the fair value of the make-whole provision that were classified as a component of interest income and other, net, in the accompanying statement of operations. At December 31, 2023, the Company’s make-whole obligation was $44,000 and was recorded as a component of accrued expenses in the accompanying balance sheet.

Series A, Series B, Series C and Series D Preferred Stock

On May 17, 2023, the Company filed a Form 8-A in connection with the listing of its Common Stock on Nasdaq, which was declared effective on the same date. At that time, each outstanding share of Series A, Series B, and Series C Preferred Stock was converted into two shares of Common Stock of the Company. At December 31, 2024 and 2023, the Company had no shares of Series A, Series B, or Series C Preferred Stock outstanding.

Offering of Series D Preferred Stock

On July 9, 2024, the Company commenced a best efforts offering of up to 5,790,479 units at a price per unit of $2.25. Each unit consists of one share of Series D Preferred Stock and a warrant to purchase one share of Common Stock at an exercise price of $3.375 per share. The warrants are exercisable at any time during the period beginning 180 days after July 9, 2024 through and including July 8, 2025, unless redeemed earlier by the Company. At December 31, 2024, warrants exercisable into 5,773,979 shares of Common Stock issued in connection with this offering were outstanding.

Holders of Series D Preferred Stock are entitled to receive cumulative quarterly dividends, when and as declared by the Company’s Board of Directors, at a rate of 8.0% of the $2.25 liquidation preference per share. Dividends, at the Company’s discretion, may be paid in cash or in kind in the form of Common Stock. In October 2024, the Company’s Board of Directors declared a quarterly dividend of $151,000 to holders of record that was settled through the issuance of 57,030 shares of Common Stock.

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

At the Market Common Stock Offering

On July 22, 2024, the Company entered into an agreement with B. Riley Securities, Inc. (the “Agent”) under which the Company may, from time to time, offer and sell shares of Common Stock through or to the Agent having an aggregate gross proceeds of up to $25 million. Each time the Company wishes to issue and sell common stock under the agreement, the Company will notify the Agent of the number or dollar value of shares to be issued, the time period during which such sales are requested to be made, any limitation on the number of shares that may be sold in one day, any minimum price below which sales may not be made and other sales parameters deemed appropriate. Once the Company has so instructed the Agent, unless the Agent declines to accept the terms of the notice, the Agent has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell such shares up to the amount specified on such terms. The Agent is entitled to compensation at a fixed commission rate of up to 3.0% of the gross sales price per share sold. As of December 31, 2024, the Company had sold 2,072,790 shares of Common Stock for total gross proceeds of $5.3 million in connection with this offering.

Anti-Dilution Right of CEO

Benjamin Sexson, the Company’s Chief Executive Officer (“CEO”), is entitled to pre-emptive rights that permit him to preserve his vested equity position in the Company in the event of any additional issuances of Common Stock (or securities convertible into Common Stock), at a per-share price equal to the then current fair value, as reasonably determined by the Board.

8.Stock Warrants

Pro-Dex Warrants

On December 20, 2018, the Company issued a non-dilutive warrant to Pro-Dex, Inc. (“Pro-Dex”) that had an exercise price of $1,250,000 and was exercisable into shares of Common Stock equal to five percent (5%), calculated on a post-exercise basis, of the fully diluted capitalization of the Company, as of the date or dates of exercise.On October 6, 2023, Pro-Dex agreed to exercise the warrant and the Company received $1,250,000 in exchange for the issuance of 1,828,551 shares of Common Stock. The fair value of the warrant immediately prior to issuance was $3,504,233 and the resulting gain of $3,887,809 from the change in fair value during 2023 was recorded on the statement of operations.

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

The gross proceeds received by the Company’s in its Series D Preferred Stock and Common Stock offerings during the period from April 1, 2024 to September 30, 2024 exceeded $5.0 million. Therefore, at December 31, 2024, the Company was obligated to issue Pro-Dex a warrant exercisable into 298,122 shares of Series D Preferred Stock at an exercise price of $2.25 per share and a warrant exercisable into 85,705 shares of Common Stock at an exercise price of $2.67. Because this warrant is considered a cost of the Company’s Series D Preferred Stock and Common Stock offerings, there was no impact on the statement of stockholders’ equity during the year ended December 31, 2024.

The Chief Executive Officer of Pro-Dex is a member of the Company’s Board of Directors.

Platform Vendor Warrant

In October 2020, the Company issued a warrant to a vendor in exchange for platform and technology services provided to the Company in connection with its offering of Series B Preferred Stock. On May 18, 2023, the holder executed a cashless exercise of the warrant and received 78,837 shares of the Company’s Common Stock, which represented the difference between the total warrant shares issuable at exercise and the 37,619 warrant shares withheld by the Company to satisfy the holder’s exercise price obligation. The fair value of this warrant immediately prior to issuance was $900,000 and the resulting loss of $800,000 from the change in fair value during 2023 was recorded on the statement of operations.

Other Warrant

In February 2019, the Company entered into a warrant agreement that provided the holder with the right to acquire $1 million worth of shares of the Company’s capital stock upon the occurrence of the Company raising $5 million in an equity financing. At December 31, 2023, this warrant was exercisable into 547,944 shares of Common Stock at a price of $1.83 per share. In two transactions during January and February 2024, this warrant was exercised by the holder in a cashless exercise under which the Company issued the holder a total of 246,458 shares of Common Stock and retained the remaining shares as settlement of the $1.83 per share exercise price of the warrant.

9.Stock Options

The Company has adopted a stock option plan covering the issuance of up to 11,200,000 shares of Common Stock to qualified individuals. Options granted under this plan vest over four to seven years and expire ten years from the date of the grant. The following table summarizes stock option activity for the years ended December 31, 2024 and 2023:

	Option	Weighted-Average	Weighted-Average
	Number of	Exercise	Remaining
	Shares	Price Per Share	Contractual Term
Options outstanding at January 1, 2023	4,851,666	$1.91	8.4
Granted	113,500	$2.19	—
Exercised	—	—	—
Canceled	(60,900)	$0.78	—
Options outstanding at December 31, 2023	4,904,266	$1.93	7.5
Granted	973,000	$2.09	—
Exercised	—	—	—
Canceled	(886,439)	$3.36	—
Options outstanding at December 31, 2024	4,990,827	$1.71	7.0
Options exercisable at December 31, 2024	2,894,417	$1.58	5.8

Stock-based compensation expense related to stock option grants was $1.2 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively. Unrecognized stock-based compensation expense of $5.1 million at December 31, 2024 will be recognized in future periods as the related stock options continue to vest over a weighted-average period of 2.74 years. The aggregate intrinsic value of all outstanding stock options was $3.5 million at December 31, 2024. The aggregate intrinsic value of exercisable stock options was $2.4 million at December 31, 2024.

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

Stock-based compensation included in research and development, marketing and advertising, and general and administrative expenses was as follows for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Research and development	$701	$847
Marketing and advertising	12	18
General and administrative	460	694
Total stock-based compensation expense	$1,173	$1,559

The weighted average grant-date fair values of stock options granted in 2024 and 2023 was $1.33 and $4.76, respectively, and were estimated using a Black-Scholes valuation model with the following assumptions:

	2024		2023
Expected term	6.83	years	6.72	years
Volatility	26.31%		26.05%
Dividend rate	0.0%		0.0%
Discount rate	4.32%		3.56%

10.Income Taxes

Due to the net losses incurred by the Company, no income tax expense (in thousands) was recorded for the years ended December 31, 2024 and 2023.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	2024	2023
Deferred tax assets, net:
Net operating loss carryforwards and tax credits	$7,498	$7,487
Stock-based compensation	512	527
Accrued expenses	347	29
Operating lease right-of-use asset	(71)	(98)
Operating lease liability	76	103
Fixed assets	(149)	(114)
Intangible assets	2	2
Capitalized Section 174 research and experimental costs	3,865	1,110
Valuation allowance	(12,080)	(9,046)
Net deferred assets	$—	$—

Given the significant uncertainty of future utilization of taxable benefits from the Company’s net operating losses, a full valuation allowance has been recorded, resulting in a net increase in the valuation allowance of $3.0 million during the year ended December 31, 2024.

The following is a reconciliation of the tax provisions for the years ended December 31, 2024 and 2023 with the statutory Federal income tax rates:

	Percentage of Pre-Tax Income
	2024	2023
Statutory Federal income tax rate	21.0%	21.0%
Loss generating no tax benefit	(21.0)	(21.0)
Effective tax rate	—	—

The Company did not have any material unrecognized tax benefits as of December 31, 2024 and 2023 and does not expect its unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company incurred no interest or penalties relating to unrecognized tax benefits during the years ended December 31, 2024 and 2023.

The Company is subject to U.S. federal income tax, as well as taxes by various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending December 31, 2020 through 2024.

At December 31, 2024, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $35.1 million, of which $700,000 will expire through 2037 and $34.4 million have an indefinite life. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar State provisions.

During the years ended December 31, 2024 and 2023, the Company recognized research and development payroll tax credits of approximately $0 and $109,000, respectively. Such amounts were recorded as a reduction of research and development expenses on the accompanying statements of operations.

11.Commitments and Contingencies

Under the Company’s Exclusive License Agreement with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”), the Company has an obligation to make certain payments to Mt. Sinai as a result of reaching certain milestones in the development and sales of the product, and for significant events related to the Company. One of these milestones requires, if at the time of completion of a “Significant Transaction” the Company has a valuation greater than $150 million, the Company to transfer to Mount Sinai consideration equal to 1% of the fair market value of Company at the time of completion of the Significant Transaction.

The Company has been in discussions with Mount Sinai as to whether becoming publicly traded on Nasdaq in May 2023 without undertaking a traditional initial public offering constituted a “Significant Transaction” under the Licensing Agreement. It has been the Company’s position that no Significant Transaction occurred, but there is no guarantee the Company and Mount Sinai will come to a consensus on this point and, if no agreement is reached, litigation could result. At December 31, 2024 and through the date of this Annual Report, the Company believes it is probable it will be obligated to transfer consideration to Mount Sinai to settle this matter and terminate the Licensing Agreement. Though discussions are still in their very early stages, the Company estimates $1.5 million to be a reasonable estimate of its contingent obligation in this matter and has recorded a liability for this amount, with a corresponding charge to other expenses, in its financial statements as of and for the year ended December 31, 2024.

Litigation

The Company accrues for loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. Costs for professional services associated with litigation claims are expensed as incurred. As of December 31, 2024 and 2023, the Company has not incurred or accrued any amounts for litigation matters.

Leases

The Company entered into a lease for its headquarters in February 2020 and executed an amendment to expand these premises in March 2022. The terms of both the original lease and amendment expire in June 2027.

The following table summarizes additional information related to the Company’s accounting for operating leases for the years ended December 31 (dollar amounts in thousands):

	2024		2023
Total operating lease expense	$136		$141
Cash paid related to operating lease liabilities	$140		$134
Weighted-average remaining lease term	2.50	years	3.50	years
Weighted-average discount rate used to determine operating lease liabilities	2.78%		2.78%

Future minimum lease payments due under noncancelable operating leases as of December 31, 2024, are as follows (in thousands):

2025	$146
2026	152
2027	78
Total minimum lease payments	376
Less: amounts representing interest	(12)
Present value of operating lease liabilities	$364

12.Subsequent Events

On January 14, 2025, the Company’s Board of Directors declared a quarterly dividend of $0.04 per share of the Series D Preferred Stock that was settled through the issuance of 82,028 shares of Common Stock on January 15, 2025.

The Company evaluated subsequent events through March 12, 2025, the date these financial statements were issued, for events that should be recorded or disclosed in the financial statements for the year ended December 31, 2024. The Company concluded that no other events have occurred that would require recognition or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Insider Trading Arrangements

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

PART III

Items 10. Directors, Executive Officers and Corporate Governance

			Date Appointed
			to
			Current
Name	Position	Age	Position
Executive Officers
Benjamin Sexson	Chief Executive Officer, President	41	April 2018
Noel Knape	Chief Financial Officer	56	January 2023

Directors
Benjamin Sexson	Director (Class III)	41	April 2018
Dr. Douglas Unis	Director (Class III)	56	April 2016
Rick Van Kirk*	Director (Class I)	64	April 2016
Colleen Gray*	Director (Class I)	71	November 2023
Paul Riss*	Director (Class II)	69	November 2022

Significant Employees
Kamran Shamaei, PhD	Chief Technology Officer	42	April 2021

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

Benjamin Sexson, CFA – Chief Executive Officer, President, and Director

Benjamin Sexson is the Chief Executive Officer, President, and a Director of Monogram Technologies, and has served in such capacities since he joined the Company in April 2018. Prior to joining Monogram, Mr. Sexson served as the Director of Business Development at

Pro-Dex, Inc., one of the largest OEM manufacturers of Orthopaedic Robotic End-Effectors in the world, from October 2015 to April 2018. In his tenure at Pro-Dex, Mr. Sexson was responsible for helping support the development, management, and launch of the Company’s first ever custom proprietary product solution and successfully negotiating high margin distribution agreements with a major strategic partner. In addition, Mr. Sexson helped secure and negotiate two additional major development agreements and helped expand the Company’s addressable markets from powered surgical tools in CMF to Thoracic, Trauma, Spine and Extremities as well as other product applications. Mr. Sexson is a named inventor on multiple patent applications at Pro-Dex. Prior to joining Pro-Dex, Mr. Sexson started Brides & Hairpins, a successful B2B retail brand that currently supplies Nordstrom, Bloomingdales, Urban Outfitters. Prior to that, Mr. Sexson worked in various finance positions and is a CFA Charterholder. Mr. Sexson graduated with honors from Caltech with a Bachelor’s Degree in Mechanical Engineering in 2006.

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

Dr. Douglas Unis – Founder and Director

Dr. Douglas Unis is a board certified orthopaedic surgeon specializing in adult reconstructive surgery and is the founder and Chief Medical Officer of Monogram Technologies, Inc. Dr. Unis founded Monogram Technologies in 2015, and has served as a Director of the Company since its inception. Dr. Unis has served as an Associate Professor at the Icahn School of Medicine since November 2015 and has been a practicing surgeon since 2004. He began serving as an Assistant Professor at Icahn School of Medicine at Mount Sinai in March 2014, until becoming an Associate Professor in November 2015. Dr. Unis has consulted with many leading orthopaedic companies including Zimmer Biomet and Think Surgical. Prior to founding Monogram Technologies, Dr. Unis was a consultant with Think Surgical, working with them for over 4 years to help with the development of their robotic total hip and knee arthroplasty system. Dr. Unis is widely recognized as a leader and innovator in the NYC area having performed the regions’ first muscle sparing anterior total hip replacement in 2005. Dr. Unis earned his BA from Duke University and Doctor of Medicine from Case Western Reserve University and later completing his residency at Northwestern University and a fellowship from Rush University in Adult Reconstruction.

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

Attendance of Directors at Annual Meetings

While we do not have a formal policy requiring our directors to attend stockholder meetings, directors are invited and encouraged to attend all meetings of stockholders. We completed our listing on Nasdaq in May 2023 and held our 2023 annual meeting of stockholders in November 2023 and our 2024 annual meeting of stockholders in December 2024.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has been an officer or employee of our Company, nor will they be. None of our executive officers has served as a member of the board of directors, or as a member of the Compensation Committee or similar committee, of any entity that has one or more executive officers who served on our board of directors or Compensation Committee during 2021, 2022, 2023, 2024, or thus far in 2025. For a description of transactions between us and members of our Compensation Committee and affiliates of such members, as applicable, please see “Certain Relationships and Related Party Transactions”.

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

Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. Based solely on its review of the forms it received, or written representations from reporting persons, except as set forth herein, the Company believes that all of its directors, executive officers, and greater than 10% beneficial owners complied with all such filing requirements during 2023 and 2024.

Item 11. Executive Compensation

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2024 and 2023 by (i) our principal executive officer and (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2024 and whose total compensation for the 2024 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000 (collectively referred to as the “Named Executive Officers”):

Summary Compensation Table

								Non-Qualified
							Non-Equity	Deferred
			Cash	Stock	Option		Incentive Plan	Compensation	All Other
	Year	Salary	Bonus	Award	Awards(1)		Compensation	Earnings	Compensation	Total
Benjamin Sexson Chief Executive Officer	2024	$250,000	$125,000	$—	$—		$—	$—	$—	$375,000
	2023	$250,000	$125,000	$—	$—		$—	$—	$—	$375,000
Noel Knape Chief Financial Officer	2024	$185,000	$20,000	$—	$30,001	(2)	$—	$—	$—	$235,001
	2023	$160,410	$8,000	$—	$297,000	(3)	$—	$—	$—	$465,410
Kamran Shamaei Chief Technology Officer	2024	$275,000	$130,000	$—	$424,744	(4)	—	$—	—	$829,744
	2023	$275,000	$72,000	$—	$—		—	$—	—	$347,000
(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	During the year ended December 31, 2024, the Company granted Mr. Knape options exercisable into 25,000 shares of Common Stock and repriced a previously issued grant resulting in a total fair value of $30,001. For the assumptions used to determine the grant date fair value of these options, refer to Footnote 9 in the “Notes to Financial Statements” under Item 8 of this report.
(3)	During the year ended December 31, 2023, the Company granted Mr. Knape options exercisable into 50,000 shares of Common Stock. For the assumptions used to determine the grant date fair value of these options, refer to Footnote 9 in the “Notes to Financial Statements” under Item 8 of this report.

(4)	During the year ended December 31, 2024, the Company repriced Mr. Shamaei’s previously issued grants resulting in incremental fair value of $424,744. For the assumptions used to determine the grant date fair value of these options, refer to Footnote 9 in the “Notes to Financial Statements” under Item 8 of this report.

Director Compensation

For the fiscal year ended December 31, 2024 we paid our directors as follows:

	Fees				Non-equity	Nonqualified
	earned				incentive	deferred
	or paid in		Stock	Option	plan	compensation	All other
Name	cash		awards	awards(2)	compensation	earnings	compensation		Total
Benjamin Sexson	$—	(1)	—	$—	—	—	—		$
Dr. Douglas Unis	$—		—	$—	—	—	36,000	(2)		$36,000
Rick Van Kirk	—		—	$—	—	—	—			$—
Colleen Gray	$10,000	(3)	—	$—	—	—	—			$10,000
Paul Riss	$30,000	(4)	—	$—	—	—	—			$30,000
(1)	Mr. Sexson receives no compensation for his role as Director. His compensation for his CEO role is noted in the previous table.
(2)	Dr. Unis earns an annual fee of $36,000 for consulting services unrelated to his position as a director.
(3)	Pursuant to a consulting agreement with the Company, Ms. Gray earns an annual fee of $10,000 for services performed for the Company.
(4)	Pursuant to a consulting agreement with the Company, Mr. Riss earns an annual fee of $30,000 for services performed for the Company.

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

Executive Employment Agreement – Noel Knape

The Company has an employment agreement with its Chief Financial Officer, Noel Knape, effective January 4, 2023. The employment agreement provides for an annual base salary of $170,000. Mr. Knape’s annual base salary was increased to $185,000 in 2024. In addition to his salary, Mr. Knape is eligible to earn an annual bonus, subject to the discretion of the Company’s management and board of directors. The amount of such bonus, if any, will be contingent on the Company’s and Mr. Knape’s performance in the given year.

Per the terms of Mr. Knape’s employment agreement, Mr. Knape also received an equity grant of 50,000 options for the Company’s Common Stock under the Company’s 2019 Stock Option and Grant Plan. The options have a strike price of $1.67. 25% of the options vested on January 4, 2024. The remaining 75% of the options shall vest and become exercisable in twelve equal 6-month installments over the six-year period following the first anniversary of the employment agreement, provided Mr. Knape continues to have a service relationship with the Company on each vesting date. In 2024, Mr. Knape received an additional grant of 25,000 options with a repriced strike price of $2.03 and the same vesting schedule as the first grant.

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

Equity Incentive Plans

The Company adopted its Amended and Restated 2019 Stock Option Plan on August 28, 2020 (the “Plan”), which reserves 11,200,000 shares of Common Stock for issuance under the Plan, with up to 6,209,173 of those shares of Common Stock allowed for issuance pursuant to incentive stock options.

The majority of the material terms of grants under the Plan are set by the Board of Directors of the Company on an individual basis (i.e. vesting periods, exercise prices, etc.).

For the years ended December 31, 2024 and 2023, we awarded 25,000 and 53,000 stock options (exercisable into shares of Common Stock), respectively, with vesting periods of four to seven years, to our officers and directors. On January 8th, 2025, the Board of Directors Compensation Committee approved a stock option grant that resulted in the issuance of 785,000 options to purchase common shares at a strike price of $2.50 per share, which included 505,000 options to purchase common shares for directors and officers of the Company.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares of Common Stock underlying outstanding equity incentive plan awards for each named executive officer and directors as of December 31, 2024.

	Option Awards
			Equity incentive plan
		Number of securities	awards: Number of
	Number of securities	underlying unexercised	securities underlying	Option	Option
	underlying unexercised	options (#)	unexercised unearned	exercise	expiration
Name	options (#) exercisable	unexercisable	options (#)	price ($)	date
Benjamin Sexson
Grant #1	320,000	—	—	$0.30	27-May-29
Grant #2	750,000	—	—	$2.00	01-Aug-30
Grant #3	103,125	226,875	—	$1.67	01-Jan-33
Dr. Douglas Unis
Grant #1	360,000		—	$0.30	27-May-29
Grant #2	750,000	—	—	$2.00	01-Aug-30
Grant #3	103,125	226,875	—	$1.67	01-Jan-33
Rick Van Kirk	1,250	750	—	$2.00	31-Jul-30
Paul Riss	15,000	15,000	—	$1.67	30-Nov-32
Colleen Gray	750	2,250	—	$4.00	30-Nov-33

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets out, as of March 5, 2025 the voting securities of the Company that are owned by executive officers and directors, and other persons holding more than 5% of any class of the Company’s voting securities or having the right to acquire those securities.

	Shares of Common		Percent of Common
	Stock Beneficially		Stock Beneficially
Name and Address of Beneficial Owner	Owned		Owned (11)
Executive Officers(1)
Benjamin Sexson	5,200,080	(2)	13.3%
Kamran Shamaei	506,676	(3)	1.3%
Noel Knape	313,790	(4)	0.8%

Directors(1)
Dr. Douglas Unis	4,709,250	(5)	12.0%
Rick Van Kirk	1,375	(6)	0.0%
Paul Riss	15,000	(7)	0.0%
Colleen Gray	750	(8)	0.0%

All Executive Officers and Directors As a Group	10,458,460		27.5%

5% or Greater Holders
The Icahn School of Medicine at Mount Sinai, 1 Gustave L. Levy Pl, New York, NY 10029	2,360,304	(9)	6.0%
Pro-Dex, Inc., 2361 McGaw Ave, Irvine, CA 92614	2,126,673	(10)	5.4%
(1)	Unless otherwise noted, the business address of each of those listed in the table above is c/o Monogram Technologies, Inc., 3913 Todd Lane, Austin, TX 78744
(2)	Includes 4,006,330 shares of Common Stock and 1,193,750 vested options which are exercisable in 60 days.
(3)	Includes 2,926 shares of Common Stock and 503,750 vested options which are exercisable within 60 days.
(4)	Includes 288,790 shares of Common Stock and 25,000 vested options which are exercisable within 60 days.

(5)	Includes 3,475,500 shares of Common Stock and 1,233,750 vested options which are exercisable in 60-days. In addition, not included in this number, Dr. Unis and the Icahn School of Medicine at Mount Sinai agreed, pursuant to a separate agreement to which the Company is not a party, that Dr. Unis is entitled to 33.3% of 65% of those 2,360,304 shares owned by Mount Sinai, or 510,887 shares of Common Stock. Mount Sinai has not issued Dr. Unis these shares to date and Dr. Unis does not have any voting rights with regard to these shares. Dr. Unis has not been issued these shares by Mount Sinai to date and Dr. Unis does not have any voting rights with regard to these shares.
(6)	Solely includes vested options which are exercisable in 60 days.
(7)	Solely includes vested options which are exercisable in 60 days.
(8)	Solely includes vested options which are exercisable in 60 days.
(9)	See footnote (5) above regarding the agreement Dr. Unis has to acquire 510,887 shares of Common Stock owned by Mount Sinai.
(10)	Includes 1,828,551 shares of Common Stock owned by Pro-Dex plus 298,122 shares of Common Stock exercisable under the Coverage Warrant issuable to Pro-Dex discussed further under Footnote 9 in “Notes to Financial Statements” under Item 8 of this report.
(11)	Based on 35,288,44 shares of Common Stock outstanding as of March 5, 2025 plus 3,807,106 vested options which are exercisable within 60 days of March 5, 2025, for a total denominator of 39,095,550.

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

The License Agreement grants Monogram a royalty-bearing, world-wide right and (a) exclusive license, with the right to grant sublicenses (on certain conditions) to certain intellectual property relating to customizable bone implants and surgical planning software and (b) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information for the exploitation of the intellectual property in its field of use. Pursuant to the License Agreement, Mount Sinai had the right to receive 12% of the fully-diluted outstanding Common Stock of the Company until the Company received an aggregate of $10.0 million in cash in exchange for its equity securities, which occurred after the Company’s Regulation A Offering of Series A Preferred Stock, resulting in the issuance of a total of 2,249,188 shares of Common Stock to Mount Sinai pursuant to the License Agreement. Of this total, Dr. Unis and the Icahn School of Medicine at Mount Sinai agreed, pursuant to a separate agreement to which the Company is not a party, that Dr. Unis is entitled to 33.3% of 65% of those 2,249,188 shares owned by Mount Sinai, or 486,836 shares of Common Stock. Dr. Unis has not been issued these shares by Mount Sinai to date. Currently, all shares issuable to Mount Sinai pursuant to the terms of the License Agreement have been issued.

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

Payments under the License Agreement include:

1.	Annual license maintenance fees. Annual fees include a $10,000 fee beginning on the third anniversary of the effective date of the agreement, i.e., October 3, 2020, and each year thereafter until Monogram makes a first commercial sale of one of our products. After this first commercial sale, the annual fee increases to $30,000 per year for the next twelve (12) years, or until the patents licensed pursuant to this agreement expire in the applicable jurisdiction – whichever occurs first.
2.	Milestone payments. Upon completion of certain significant events by the Company (i.e., “milestone” events), we must pay Mount Sinai certain fees within 45 days of the occurrence of the event. If Monogram obtains FDA clearance and/or foreign regulatory approval of Monogram’s custom implants and/or orthopaedic robot, Mount Sinai is due a fee ranging from $50,000 - $100,000, depending on the type of approvals received. If Monogram achieves net sales of $10 million, Mount Sinai will receive $400,000; and at net sales of $50 million, Mount Sinai will receive $2 million. Finally, if at the time of completion of a “Significant Transaction” the Company has a valuation greater than $150 million, Mount Sinai will receive 1% of the fair market value of Company at the time of completion of the Significant Transaction. A “Significant Transaction” is defined as the first to occur of a single transaction, or series of related transactions, consisting of or resulting in any of the following: (i) an assignment of the License; (ii) an exclusive worldwide sub license of all or substantially all of the Mount Sinai Patent Rights; (iii) an initial public offering of securities by Company (or its successor) or other transaction resulting in either (A) Company becoming a public company or (B) any of Company’s securities being traded on a nationally recognized stock exchange or automated quotation system; (iv) a sale, license or other disposition of all or substantially all of Company’s assets; or (v) a reorganization, consolidation or merger of Company, or sale or transfer of the securities of Company, where the holders of Company’s outstanding voting securities before the transaction beneficially own less than fifty percent (50%) of the outstanding voting securities, or hold less than fifty percent (50%) of the voting power of the voting security holders of the surviving entity after the transaction. Notwithstanding anything above to the contrary, a Significant Transaction shall not be deemed to occur as a result of a bona fide, arms-length equity financing for cash in which Company issues securities representing more than fifty percent (50%) of the voting power of its security holders to venture capital or other similar or strategic professional investors who do not actively manage day-to-day operations of Company. We note that the Company is currently in discussions with Mount Sinai in regard to the payment obligation associated with a “Significant Transaction” following the Company becoming publicly traded on Nasdaq without undertaking a traditional initial public offering contemplated by that term. Current discussions may require the Company to make a payment to Mt. Sinai, or to provide Mount Sinai a senior note reflecting the obligation to make payment under the terms of the License Agreement.
3.	Running royalties. Mount Sinai is entitled to 1.5% to 5% of the net sales of our products covered by the license as a royalty, depending primarily on whether the product sales occurred in a country in which the patents licensed from Mount Sinai for such products are unexpired and valid.
4.	Sublicense fees. If Monogram sublicenses its rights under this agreement to another party, Mount Sinai is entitled to 15% - 60% of the income received by Monogram from party to which it sublicensed. The percentage Mount Sinai is entitled to receive is primarily determined by the timing of the sublicense grant by Monogram. If it is sublicensed prior to successful implementation of the product by Monogram, Mount Sinai will receive 60% - but if sublicensed after the first commercial sale by Monogram of its product, Mount Sinai is entitled to 15%.

The Company is in the process of negotiating with Mount Sinai to terminate the License Agreement. The Company does not have the unilateral right to terminate the License Agreement. However, the Company has the right under the License Agreement to abandon certain patents licensed under the agreement. As of March 3, 2025, the Company has abandoned all of the patents licensed under the License Agreement. The Company intends to negotiate a mutual termination of the License Agreement by the Company and Mount Sinai, however there is no guarantee that the Company and Mount Sinai will be able to come to a mutual agreement to terminate the License Agreement.

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

Pro-Dex completed the exercise all of its Warrants effective October 2, 2023, resulting in the issuance of 1,828,551 shares of the Company’s Common Stock at $0.68 per share and total proceeds to the Company of $1.3 million. The issuance of these shares upon exercise of the Warrants was made by the Company pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder for transactions by an issuer not involving a public offering.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid to Fruci & Associates II, PLLC for services rendered:

	For the years ended
	December 31,	December 31,
	2024	2023
Audit Fees (1)	$66,539	$64,500
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	5,500
All Other Fees (4)	5,750	22,760
Total Fees	$72,289	$92,760
(1)	Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees consist of fees billed for all other services.

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
3.2

Amended and Restated Bylaws, effective as of March 12, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 15, 2024)

3.3

Certificate of Designations of Preferences, Rights and Limitations of 8.00% Series D Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8 - K, filed with the SEC on July 12, 2024)

3.4

Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on May 14, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2024).

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

10.24	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024).

19.1*	Insider Trading Policy of Monogram Technologies Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Monogram Technologies, Inc. Clawback Policy (incorporated by reference to exhibit 97.1 Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024).
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

MONOGRAM TECHNOLOGIES INC.
/s/ Benjamin Sexson
Benjamin Sexson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Benjamin Sexson
Benjamin Sexson, Principal Executive Officer, Chief Executive Officer, Director
Date: March 12, 2025

/s/ Noel Knape
Noel Knape, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
Date: March 12, 2025

/s/ Douglas Unis
Douglas Unis, Director
Date: March 12, 2025

/s/ Colleen Gray
Colleen Gray, Director
Date: March 12, 2025

/s/ Paul Riss
Paul Riss, Director
Date: March 12, 2025

/s/ Rick Van Kirk
Rick Van Kirk, Director
Date: March 12, 2025