Form 10-Q
period 2025-03-31
Monogram Technologies Inc.
filed 2025-05-14
CIK 1769759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, there were 35,687,930 shares of Common Stock, par value $0.001 per share, of the registrant issued and outstanding.

MONOGRAM TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONOGRAM TECHNOLOGIES INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,270	$15,658
Account receivable	—	—
Prepaid expenses and other current assets	584	625
Total current assets	13,854	16,283
Equipment, net	911	810
Intangible assets, net	286	339
Operating lease right-of-use assets	306	338
Total assets	$15,357	$17,770
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,187	$1,174
Accrued liabilities	650	229
Operating lease liabilities, current	141	138
Total current liabilities	1,978	1,541
Operating lease liabilities, non-current	190	226
Other liability	1,500	1,500
Total liabilities	3,668	3,267
Commitments and contingencies	—	—
Stockholders’ equity:
Series D Preferred Stock, $0.001 par value; 6,000,000 shares authorized; 4,284,486 and 4,361,249 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $9,640 and $9,812 at March 31, 2025 and December 31, 2024, respectively	4	4
Common stock, $.001 par value; 90,000,000 shares authorized; 35,346,518 and 35,167,673 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	35	35
Additional paid-in capital	83,027	82,452
Accumulated deficit	(71,377)	(67,988)
Total stockholders’ equity	11,689	14,503
Total liabilities and stockholders’ equity	$15,357	$17,770

The accompanying notes are an integral part of these financial statements.

MONOGRAM TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended
	March 31,
	2025	2024
Product revenue	$—	$—
Cost of goods sold	—	—
Gross profit	—	—
Operating expenses:
Research and development	2,258	2,406
Marketing and advertising	44	120
General and administrative	1,032	1,084
Total operating expenses	3,334	3,610
Loss from operations	(3,334)	(3,610)
Other income:
Interest income and other, net	146	103
Total other income	146	103
Net loss before taxes	(3,188)	(3,507)
Income taxes	—	—
Net loss	(3,188)	(3,507)
Less: dividends declared for preferred shareholders	(201)	—
Net loss allocable to common shareholders	$(3,389)	$(3,507)
Basic and diluted loss per common share	$(0.10)	$(0.11)
Weighted-average number of basic and diluted shares outstanding	35,210,827	31,535,795

The accompanying notes are an integral part of these financial statements.

MONOGRAM TECHNOLOGIES INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

							Total
	Series D Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2024	4,361,249	$4	35,167,673	$35	$82,452	$(67,988)	$14,503
Conversions of Class D Preferred Stock to Common Stock	(76,763)	—	76,763	—	—	—	—
Issuance of Common Stock upon warrant exercises, net of cost	—	—	20,054	—	82	—	82
Issuance of Common Stock to settle Class D Preferred Stock dividends	—	—	82,028	—	201	(201)	—
Stock-based compensation	—	—	—	—	292	—	292
Net loss	—	—	—	—	—	(3,188)	(3,188)
Balance as of March 31, 2025	4,284,486	$4	35,346,518	$35	$83,027	$(71,377)	$11,689

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2023	31,338,391	$31	$64,874	$(51,508)	$13,397
Vesting of Common Stock from services performed	—	—	38	—	38
Issuance of Common Stock for cash, net of issuance costs	49,146	—	4	—	4
Issuance of Common Stock upon cashless warrant exercise	246,458	1	—	—	1
Stock-based compensation	—	—	295	—	295
Net loss	—	—	—	(3,507)	(3,507)
Balance as of March 31, 2024	31,633,995	$32	$65,211	$(55,015)	$10,228

The accompanying notes are an integral part of these financial statements.

MONOGRAM TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended
	March 31,
	2025	2024
Operating activities:
Net loss	$(3,188)	$(3,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	292	295
Other expenses settled with stock issuances	—	38
Loss from change in fair value of common stock make-whole obligation	—	45
Depreciation and amortization	108	106
Changes in non-cash working capital balances:
Account receivable	—	365
Other current assets	41	(111)
Accounts payable	13	(1,141)
Accrued liabilities	421	258
Operating lease assets and liabilities, net	(1)	1
Cash used in operating activities	(2,314)	(3,651)
Investing activities:
Purchases of equipment	(156)	(11)
Cash used in investing activities	(156)	(11)
Financing activities:
Proceeds from issuances of Common Stock, net of cash costs	—	151
Proceeds from warrant exercises, net of cost	82	—
Cash provided by financing activities	82	151
Decrease in cash and cash equivalents during the period	(2,388)	(3,511)
Cash and cash equivalents, beginning of the period	15,658	13,589
Cash and cash equivalents, end of the period	$13,270	$10,078

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Noncash investing and financing activities:
Amortization of deferred issuance costs of Common Stock Purchase Agreement	$—	$146
Series D Preferred Stock dividends settled through issuance of Common Stock	$201	$—

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

On March 17, 2025 the Company announced that the U.S. Food and Drug Administration (“FDA”) has granted 510(k) clearance for its Monogram mBôs™ TKA System. This determination means that Monogram may market the device, subject to the general controls provisions of the Federal Food, Drug, and Cosmetic Act.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and are consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The information included in this Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, incurred a net loss during the three months ended March 31, 2025 of $3.2 million and has an accumulated deficit of $71.4 million as of March 31, 2025.

The Company’s ability to continue as a going concern in the next twelve months following the date the unaudited financial statements were available to be issued is dependent upon its ability to produce revenues, raise capital, and/or obtain other financing sufficient to meet current and future obligations. Management has evaluated these conditions and believes its current cash balances, plus the additional capital available under the Common Stock Purchase Agreement and At the Market Common Stock Offering described in Note 3, will be sufficient for the Company to satisfy its near-term capital needs and to continue as a going concern for a reasonable period.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relate to the fair value of stock-based compensation, the income tax valuation allowance, and the Mount Sinai settlement contingency described in Note 6. On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of common stock shares outstanding. To the extent that stock options, warrants, and convertible preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. For the three months ended March 31, 2025 and 2024, the Company excluded the following shares from the calculation of diluted loss per share because such amounts were antidilutive:

	Three months ended
	March 31,
	2025	2024
Shares issuable upon conversion of Series D Preferred Stock	4,284,486	—
Shares issuable upon exercise of warrants	5,839,630	—
Shares issuable upon exercise of stock options	5,732,359	4,885,389
Total	15,856,475	4,885,389

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

2.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Surgical implant inventory and robotic system parts	$290	$288
Deposits	32	32
Others	262	305
Prepaid expenses and other current assets	$584	$625

3.Preferred and Common Stock

Common Stock Purchase Agreement

On July 19, 2023, the Company entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, II LLC (the “BRPC II”), pursuant to which the Company has the right to sell to BRPC II up to $20.0 million in shares of Common Stock (the “Committed Equity Shares”), subject to certain limitations and the satisfaction of specified conditions in the Common Stock Purchase Agreement, from time to time over the 24-month period commencing upon the initial satisfaction of the conditions to the BRPC II’s purchase obligations set forth in the Common Stock Purchase Agreement. Sales of Common Stock pursuant to the Common Stock Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and it is under no obligation to sell any securities to BRPC II. As of March 31, 2025, the Company had raised gross proceeds of $961,245 from the sale of 292,726 shares under the Common Stock Purchase Agreement.

Offering of Series D Preferred Stock

During 2024, the Company sold 5,773,979 units at a price per unit of $2.25. Each unit consisted of one share of Series D Preferred Stock and a warrant to purchase one share of Common Stock at an exercise price of $3.375 per share. The warrants are exercisable at any time during the period beginning 180 days after July 9, 2024 through and including July 8, 2025, unless redeemed earlier by the Company. At March 31, 2025, warrants exercisable into 5,753,925 shares of Common Stock issued in connection with this offering remained outstanding.

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

At the Market Common Stock Offering

On July 22, 2024, the Company entered into an agreement with B. Riley Securities, Inc. (the “Agent”) under which the Company may, from time to time, offer and sell shares of Common Stock through or to the Agent having an aggregate gross proceeds of up to $25 million. Each time the Company wishes to issue and sell common stock under the agreement, the Company will notify the Agent of the number or dollar value of shares to be issued, the time period during which such sales are requested to be made, any limitation on the number of shares that may be sold in one day, any minimum price below which sales may not be made and other sales parameters deemed appropriate. Once the Company has so instructed the Agent, unless the Agent declines to accept the terms of the notice, the Agent has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell such shares up to the amount specified on such terms. The Agent is entitled to compensation at a fixed commission rate of up to 3.0% of the gross sales price per share sold. As of May 13, 2025, the Company had sold 2,264,101 shares of Common Stock for total gross proceeds of $5.7 million in connection with this offering.

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

Pro-Dex Warrants

In connection with a non-dilutive warrant exercised by Pro-Dex, Inc. (“Pro-Dex”) in October 2023, the Company agreed to issue additional “Coverage Warrants” to Pro-Dex. Under the terms of the Coverage Warrants, if, (a) between October 2, 2023 and March 31, 2024 or (b) during the six month period between (i) April 1 and September 30 and (ii) October 1 and March 31 of each year thereafter, Monogram engages in or otherwise consummates an issuance of securities that results in Monogram receiving, or having the right to receive, gross proceeds of $5.0 million or more during such period, then Monogram will issue Pro-Dex a warrant to be exercised in cash to purchase 5% (calculated after giving effect to such issuance to Pro-Dex) of the types, series and classes of securities issued during such period at a price equal to the total gross proceeds received over such period divided by the number of securities issued during that same period (each, a “Coverage Warrant”). Each Coverage Warrant will have a term of six months from the date of issuance.

The gross proceeds received by the Company’s in its Series D Preferred Stock and Common Stock offerings during the period from April 1, 2024 to September 30, 2024 exceeded $5.0 million. Therefore, in March 2025, the Company issued to Pro-Dex a warrant exercisable into 298,122 shares of Series D Preferred Stock at an exercise price of $2.25 per share and a warrant exercisable into 85,705 shares of Common Stock at an exercise price of $2.67 per share. Both warrants expire in August 2025. Because the warrants were considered a cost of the Company’s Series D Preferred Stock and Common Stock offerings, there was no impact on the statement of stockholders’ equity during the three months ended March 31, 2025 or the year ended December 31, 2024.

The Chief Executive Officer of Pro-Dex is a member of the Company’s Board of Directors.

5.	Stock Options

The Company has adopted a stock option plan covering the issuance of up to 11,200,000 shares of Common Stock to qualified individuals. Options granted under this plan vest over four to seven years and expire ten years from the date of the grant. The following table summarizes stock option activity for the three months ended March 31, 2025:

	Option	Weighted-Average	Weighted-Average
	Number of	Exercise	Remaining
	Shares	Price Per Share	Contractual Term
Options outstanding as of January 1, 2025	4,990,827	$1.71	7.0
Granted	788,500	2.50	—
Exercised	—	—	—
Canceled	(46,968)	2.61	—
Options outstanding as of March 31, 2025	5,732,359	$1.81	7.1
Options exercisable as of March 31, 2025	2,973,043	$1.59	5.5

Stock-based compensation expense resulting from granted stock options was $292,000 and $295,000 for the three months ended March 31, 2025 and 2024, respectively.

Unrecognized stock-based compensation expense related to stock options of $5.1 million at March 31, 2025 will be recognized in future periods as the related stock options continue to vest over a weighted-average period of 2.65 years. The aggregate intrinsic value of all outstanding stock options was $6.5 million at March 31, 2025. The aggregate intrinsic value of stock options currently exercisable was $4.1 million at March 31, 2025.

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

The Company has been in discussions with Mount Sinai as to whether becoming publicly traded on Nasdaq in May 2023 without undertaking a traditional initial public offering constituted a “Significant Transaction” under the Licensing Agreement. It has been the Company’s position that no Significant Transaction occurred, but there is no guarantee the Company and Mount Sinai will come to a consensus on this point and, if no agreement is reached, litigation could result. At March 31, 2025 and through the date of filing this Quarterly Report, the Company believes it is probable it will be obligated to transfer consideration to Mount Sinai to settle this matter and terminate the Licensing Agreement. Though discussions are still in their very early stages, the Company estimates $1.5 million to be a reasonable estimate of its contingent obligation in this matter and has recorded a liability for this amount, at March 31, 2025 and December 31, 2024.

7.	Subsequent Events

On April 15, 2025, the Company’s Board of Directors declared a quarterly dividend of $0.04 per share of the Series D Preferred Stock that was settled through the issuance of 64,511 shares of Common Stock on April 15, 2025.

On April 29, 2025 the Company announced it has obtained regulatory approval from India’s Central Drugs Standard Control Organization (“CDSCO”) to import its mBôs™ TKA system to conduct a 102-patient, multi-center clinical investigation evaluating the safety and effectiveness of the Monogram TKA System. The study will be conducted in collaboration with Shalby Limited (NSE: SHALBY) (“Shalby”), one of the world’s largest orthopedic hospital groups. Monogram and Shalby are partnering to evaluate the safety and effectiveness of the mBôs™ TKA System with the Consensus CKS implant, which is substantially equivalent to the Monogram mPress implants for regulatory purposes. The clinical trial will include 102 total knee replacement procedures, with a three-month clinical follow-up, conducted across multiple sites in India.

The Company evaluated subsequent events through the date these unaudited financial statements were filed, for events that should be recorded or disclosed in the financial statements as of March 31, 2025. The Company concluded that no other events have occurred that would require recognition or disclosure in the unaudited financial statements.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as previously filed with the Commission. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Monogram Technologies Inc. (the “Company”, “Monogram”, “we,” “us,” “our”) was originally incorporated under the laws of the State of Delaware on April 21, 2016, as “Monogram Arthroplasty Inc.” On March 27, 2017, the Company changed its name to “Monogram Orthopedics Inc.” On May 15, 2024, the Company changed its name from Monogram Orthopedics Inc. to “Monogram Technologies Inc.” Monogram Technologies is an AI-driven robotics company focused on improving human health, with an initial focus on orthopedic surgery. The Company has developed a next-generation surgical robot to enable placement of orthopedic implants, aiming to leverage advanced machine vision, augmented reality and machine learning (“AI”). The Company’s AI capabilities are largely developed internally using static datasets, while certain R&D efforts integrate externally sourced AI models to complement its internal development. The Company has a FDA cleared surgical robot that can execute specialized paths for high precision insertion of implants in simulated cadaveric surgeries. Monogram intends to produce and market robotic surgical equipment and related software, orthopaedic implants, tissue ablation tools, navigation consumables, and other miscellaneous instrumentation necessary for reconstructive joint replacement procedures. The Company has obtained 510(k) clearances for certain implants and has obtained 510(k) premarket clearance for the mBôs™ TKA System, the Company’s first-generation robotic system for which its implants are designed for use.

Recent Developments

Macroeconomic and Geopolitical Environment

In the first quarter of 2025, the United States government announced new tariffs on goods imported from various countries, including China and European Union member states. In response, some governments have imposed or threatened reciprocal tariffs, and the U.S. is currently engaged in negotiations with certain trading partners. While our Company does not currently generate revenue from product sales, these developments could impact our future operations. Specifically, tariffs may lead to increased costs for components and materials sourced internationally, potentially affecting the production and pricing of our robotic surgical systems and orthopedic implants upon commercialization. Additionally, changes in trade policies, economic slowdowns, market volatility, and inflation could negatively influence demand for our products and disrupt supply chains. We continue to monitor these macroeconomic and geopolitical factors, recognizing that they pose risks that could materially affect our business and financial results. We also note rising geopolitical tensions in South Asia, particularly between India and Pakistan. Should this situation escalate into a broader conflict, it could materially impact our ability to conduct clinical trials in India, delay regulatory processes, and disrupt planned development activities in the region.

Proposed Texas Legislation on the Use of Unclaimed Bodies for Research

In February 2025, Texas State Senator Tan Parker introduced Senate Bill 1406 (S.B. 1406), which seeks to prohibit the use of unclaimed bodies for medical or forensic research without explicit consent from the deceased or their next of kin. As of April 16, 2025, S.B. 1406 was the subject of a public hearing before the Senate Health & Human Services Committee, where testimony was taken. The bill remains pending in committee and has not advanced to a full Senate vote. However, in anticipation of this legislation, certain institutions in Texas have imposed moratoriums on the use of anatomical specimens. As a result, we are currently unable to source cadavers within the state.

Our Company is based in Austin, Texas, and we rely on human cadaveric specimens to conduct essential verification and validation testing, including usability studies, performance evaluations, regulatory submissions, surgeon training, and marketing activities. Even with our live patient clinical trial underway in India (as described further below) and prior cadaver-based studies supporting regulatory clearances of the mBôs™ TKA System (which has received 510(k) clearance), additional cadaveric testing remains necessary for ongoing development of our next-generation Monogram TKA System and future regulatory submissions. In addition, cadaver access is a critical component of our sales and marketing efforts, enabling hands-on demonstrations, surgeon training, and evaluations that support adoption of our technology. If we remain unable to timely secure access to sufficient cadaveric specimens—whether due to the enactment of S.B. 1406 or related institutional policies—we may be forced to delay key testing milestones, extend product development timelines, postpone regulatory submissions, and limit our ability to train users or demonstrate our system’s performance in real-world settings. These disruptions could, in turn, adversely affect our ability to commercialize our technology, generate revenue, and maintain a competitive position in the market.

Regulatory Update

On March 17, 2025 the Company announced that the U.S. Food and Drug Administration (“FDA”) has granted 510(k) clearance for its Monogram mBôs™ TKA System. This determination means that Monogram may market the device, subject to the general controls provisions of the Federal Food, Drug, and Cosmetic Act. Now that the Monogram mBôs™ TKA System has received FDA clearance, it opens significant opportunities for the Company both domestically and internationally. Over the coming months, Monogram will integrate recent upgrades to the cutting system and other system enhancements into the cleared mBôs™ TKA System to further strengthen its competitiveness. The Company is focused on initial placements with key surgeon KOLs in strategic geographies to establish clinical experience and demonstrate the system’s advantages in real-world surgical settings.

Monogram remains committed to a disciplined, long-term commercialization strategy and will take a measured and strategic approach to market adoption. While the orthopedic robotics market operates on a long sales cycle, this milestone significantly de-risks the platform and validates the Company’s technology, positioning Monogram for new strategic opportunities as it executes its growth strategy.

On April 29, 2025 the Company announced it has obtained regulatory approval from India’s Central Drugs Standard Control Organization (“CDSCO”) to import its Monogram TKA System (the planned successor to the mBôs™ TKA System) to conduct a 102-patient, multi-center clinical investigation evaluating the safety and effectiveness of the Monogram TKA System, the successor of the mBôs™ TKA system. The study will be conducted in collaboration with Shalby Limited (NSE: SHALBY) (“Shalby”), one of the world’s largest orthopedic hospital groups. As previously announced, Monogram and Shalby are partnering to evaluate the safety and effectiveness of the mBôs™ TKA System with the Consensus CKS implant, which is substantially equivalent to the Monogram mPress implants for regulatory purposes. The clinical trial will include 102 total knee replacement procedures, with a three-month clinical follow-up, conducted across multiple sites in India.

In January 2025, Monogram successfully delivered a training version of the Monogram TKA System, and from January 31, 2025 to February 1, 2025, the Company hosted an Investigator Meeting in Ahmedabad, India. The Company expects to continue training surgeons and hospital personnel in preparation for trial initiation. Monogram will deploy full-time employees to India to support surgeon training and clinical trial execution and anticipates that patient enrollment will start shortly, with the first surgeries within 90 business days.

General Market Update

The Company continues to see a significant and growing market opportunity for an active cutting robotic system that does not utilize haptic controls. Haptic controls may describe haptic control schemes such as admittance control, impedance control, or hybrid control, i.e., configurations where the device is not intended to move autonomously on its own. The Company believes the patent landscape for haptic control and the widespread adoption of products like the Mako Robotic - Arm Assisted Surgery System developed by Stryker Corporation could be favorable for next-generation active cutting robots like Monogram’s mBôs™ TKA System, which is being designed to efficiently resect bone without utilizing haptic controls. Monogram has filed several patents around its active control scheme, which are currently under review. Monogram is not aware of any widely accepted products where the robot efficiently resects bone with a saw on the market today other than the Mako system.

Results of Operations For The Three Months Ended March 31, 2025 and 2024

Revenues

The Company did not have any product sales during the quarters ended March 31, 2025 and 2024. On March 17, 2025, FDA granted 510(k) clearance for its Monogram mBôs™ TKA System and, as a result, the Company can now begin to market the device.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated (dollar amounts in thousands):

	Three Months Ended March 31
	2025	2024	$ Change	% Change
Research and development	$2,258	$2,406	$(148)	(6)%
Marketing and advertising	44	120	(76)	(63)%
General and administrative	1,032	1,084	(52)	(5)%
Total operating expenses	$3,334	$3,610	$(276)	(8)%

Research and development (“R&D”) expenses during the three months ended March 31, 2025 decreased 6% compared to the three months ended March 31, 2024. This decrease was primarily due to the completion of the verification and validation phase of the development of the Monogram mBôs™ TKA System, partially offset by a $250,000 bonus triggered during the first quarter of 2025 from the grant of FDA 510(k) clearance for its Monogram mBôs™ TKA System.

The verification phase involved intensive testing to demonstrate the system is safe and effective and often requires optimization of the prototype design through an iterative process of design changes and material changes to achieve an optimum system. This led to increased costs in prototype material expenses, payroll and related expenses, and contractor expenses. The Company largely completed the verification and validation phases in the first half of 2024, resulting in a reduction of R&D expenses during the three months ended March 31, 2025, compared to the same period in 2024. R&D expenses in both periods were primarily comprised of payroll and related costs, contractor and prototype material expenses for the development of its novel robotic system. R&D efforts have continued with the introduction of a novel registration and tracking system prototype named mVision as well as enhancements to the mBôs™ TKA System and ongoing development of the next-generation Monogram TKA System.

Marketing and advertising expenses during the three months ended March 31, 2025 decreased by 63% compared to the three months ended March 31, 2024. During the three months ended March 31, 2025, these expenses primarily related to payroll-related expenses for marketing employees. During the three months ended March 31, 2024, these expenses primarily related to external costs related to marketing efforts intended to increase market awareness of Monogram for fund raising purposes.

General and administrative expenses during the three months ended March 31, 2025 remained relatively unchanged compared to the three months ended March 31, 2024. In both periods, general and administrative expenses were composed primarily of payroll-related expenses and required public company expenses including insurance expenses, regulatory expenses, and professional services.

Other Income (Expense)

The following table sets forth our other income and expenses for the periods indicated (dollar amounts in thousands):

	Three Months Ended March 31
In thousands	2025	2024	$Change
Interest income and other, net	$146	$103	$43
Total other income (expense)	$146	$103	$43

Interest income and other during the three months ended March 31, 2025 and 2024 primarily relates to investment income earned by the Company on balances invested in a JP Morgan US Government Money Market Fund.

Net Loss

As a result of the foregoing, the Company had a net loss of $3.2 million during the three months ended March 31, 2025 compared to $3.5 million during the three months ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, the Company had approximately $13.3 million in cash. The Company has recorded losses since inception and, as of March 31, 2025, had working capital of approximately $12.1 million and total stockholders’ equity of $11.7 million. Since inception, the Company has been primarily capitalized through securities offerings. On March 17, 2025, the FDA granted 510(k) clearance for the Monogram mBôs™ TKA System and, as a result, the Company can now begin to market the device. The Company does not anticipate generating sufficient revenues to support its operations from sales of this device in the near future. The Company plans to continue to try to raise additional capital through available financing options to the Company, including, but not limited to, registered or exempt equity and/or debt offerings, as well as straight or convertible debt financings, although there can be no assurance that we will be successful in these fundraising efforts. Absent additional capital, the Company may be forced to reduce expenses significantly and could become insolvent.

To provide additional flexibility to the Company ahead of generating sufficient revenues to support operations:

●	On July 19, 2023, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, II LLC (the “BRPC II”). Under the Purchase Agreement and Registration Rights Agreement, the Company has the right to sell to BRPC II up to $20.0 million in shares of Common Stock (the “Committed Equity Shares”), subject to certain limitations and the satisfaction of specified conditions in the Purchase Agreement, from time to time over the 24-month period commencing upon the initial satisfaction of the conditions to the BRPC II’s purchase obligations set forth in the Purchase Agreement, including that the registration statement declared effective by the SEC on September 7, 2023. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and it is under no obligation to sell any securities to BRPC II under the Purchase Agreement. As of March 31, 2025 and through the date of this Quarterly Report, we have sold 292,726 shares of Common Stock to BRPC II for gross proceeds of approximately $1.0 million pursuant to this purchase obligation, and therefore have approximately $19.0 million worth of our Common Stock that we may sell to B. Riley Principal Capital II.
●	Pursuant to our shelf registration statement on Form S-3 (File No. 333-279927) and the base prospectus included therein, originally filed with the Commission on June 4, 2024 and declared effective by the SEC on June 14, 2024, we may also sell from time to time, in one or more offerings under this prospectus, debt securities, which may be senior or subordinated. We will issue any such senior debt securities under a senior indenture that we will enter into with a trustee to be named in the senior indenture. We will issue any such subordinated debt securities under a subordinated indenture, which we will enter into with a trustee to be named in the subordinated indenture. We have not issued any debt securities pursuant to this registration statement as of the date of this Quarterly Report. For a description of the material provisions of the senior debt securities, the subordinated debt securities and the senior and subordinated indentures, please refer to the registration statement on Form S-3 (File No. 333-279927) and the base prospectus included therein, originally filed with the Commission on June 4, 2024 and declared effective by the SEC on June 14, 2024 (the “Shelf Registration Statement”). Forms of the Senior Indenture and Subordinated Indenture are included as Exhibits 4.7 and 4.8, respectively, to this Quarterly Report on Form 10-Q.
●	On July 22, 2024, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. to sell shares of our Common Stock from time to time through an “at-the-market” equity offering program under which B. Riley Securities, Inc. will act as our sales agent (the “Sales Agent”). Under the Sales Agreement, we may issue and sell from time-to-time shares of our Common Stock for aggregate proceeds of up to $25,000,000. Each time the Company wishes to issue and sell Common Stock under the Sales Agreement, the Company will notify the Sales Agent of the number or dollar value of shares to be issued, the time period during which such sales are requested to be made, any limitation on the number of shares that may be sold in one day, any minimum price below which sales may not be made and other sales parameters deemed appropriate. Once the Company has so instructed the Sales Agent, unless the Sales Agent declines to accept the terms of the notice, the Sales Agent has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell such shares up to the amount specified on such terms. We have no obligation to sell any shares of our Common Stock under the Sales Agreement, and we may suspend solicitation and offers under the Sales Agreement for any reason in our sole discretion. We agreed to pay the Sales Agent a commission equal to up to 3.0% of the gross proceeds from the sales of shares of our Common Stock pursuant to the Sales Agreement or such lower amount as we and the Sales Agent may agree. Any shares of our Common Stock sold under the Sales Agreement will be issued pursuant to the Shelf Registration Statement. A prospectus supplement relating to the offering of shares of our Common Stock under the Sales Agreement was filed with the SEC on July 22, 2024. Through May 13, 2025, the Company had sold 2,264,101 shares of Common Stock for total gross proceeds of $5.7 million in this offering.

The Company’s unaudited financial statements included in this Quarterly Report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, incurred a net loss during the three months ended March 31, 2025 of $3.2 million and has an accumulated deficit of $71.4 million as of March 31, 2025. The Company’s ability to continue as a going concern in the next twelve months following the date the unaudited financial statements were issued is dependent upon its ability to produce revenues, raise capital, and/or obtain other financing sufficient to meet current and future obligations. Management has evaluated these conditions and believes its current cash balances, plus the additional capital available under the Purchase Agreement and Sales Agreement will be sufficient for the Company to satisfy its near-term capital needs and to continue as a going concern for a reasonable period.

For a discussion of our contractual obligations and commitments, refer to Note 6 to the financial statements in this Quarterly Report.

Issuances of Equity

During the three months ended March 31, 2025, the Company received $82,000 from the exercise of warrants to purchase 20,054 shares of Common Stock. The warrants were originally issued in 2024 in connection with the Company’s Series D Preferred Stock offering. At March 31, 2025, warrants exercisable into 4,284,486 shares of Common Stock issued in connection with this offering remained outstanding.

The gross proceeds received by the Company’s in its Series D Preferred Stock and Common Stock offerings during the period from April 1, 2024 to March 31, 2025 exceeded $5.0 million. Therefore, in March 2025, the Company issued to Pro-Dex a warrant exercisable into 298,122 shares of Series D Preferred Stock at an exercise price of $2.25 per share and a warrant exercisable into 85,705 shares of Common Stock at an exercise price of $2.67 per share. Both warrants expire in August 2025. Because the warrants were considered a cost of the Company’s Series D Preferred Stock and Common Stock offerings, there was no impact on the statement of stockholders’ equity during the three months ended March 31, 2025 or the year ended December 31, 2024.

Indebtedness

As of March 31, 2025, the Company had $3.7 million in total liabilities, primarily comprised of trade accounts payable of $1.2 million, accrued liabilities of $650,000 and a contingent liability of $1.5 million described in the “Commitments and Contingencies” section that follows. The remainder of the Company’s indebtedness was comprised of the present value of the Company’s operating lease payment commitments.

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

The Company has been in discussions with Mount Sinai as to whether becoming publicly traded on Nasdaq in May 2023 without undertaking a traditional initial public offering constituted a “Significant Transaction” under the Licensing Agreement. It has been the Company’s position that no Significant Transaction occurred, but there is no guarantee the Company and Mount Sinai will come to a consensus on this point and, if no agreement is reached, litigation could result. At March 31, 2025 and through the date of filing this Quarterly Report, the Company believes it is probable it will be obligated to transfer consideration to Mount Sinai to settle this matter and terminate the Licensing Agreement. Though discussions are still in their very early stages, the Company estimates $1.5 million to be a reasonable estimate of its contingent obligation in this matter and has recorded a liability for this amount, at March 31, 2025 and December 31, 2024.

Cash Flows

The following table sets forth our cash flows for the periods indicated (dollar amounts in thousands):

	For the three months ended
	March 31,
	2025	2024
Cash used in operating activities	$(2,314)	$(3,651)
Cash used in investing activities	$(156)	$(11)
Cash provided by financing activities	$82	$151

Operating Activities

For the three months ended March 31, 2025, the Company incurred a net loss of $2.9 million. From this, various non-cash adjustments resulted in $2.3 million of cash used in operating activities. These adjustments primarily included addbacks for non-cash items related to a $292,000 of stock-based compensation expense and $108,000 of depreciation and amortization expense. In addition, cash used in operations was reduced by a $421,000 increase in accrued liabilities.

For the three months ended March 31, 2024, the Company incurred a net loss of $3.5 million. From this, various non-cash adjustments resulted in $3.6 million of cash used in operating activities. These adjustments primarily included addbacks for non-cash items related to $295,000 of stock-based compensation expense and $106,000 of depreciation and amortization expense. In addition, cash used in operating activities was increased by a $111,000 increase in other current assets and a $1.1 million decrease in accounts payable, offset by a $365,000 reduction in accounts receivable and a $258,000 increase in accrued liabilities.

Investing Activities

For the three months ended March 31, 2025 and 2024, cash used in investing activities was comprised entirely of equipment purchases.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2025 consisted entirely of $82,000 received from the exercise of warrants to purchase 20,054 shares of Common Stock. The warrants were originally issued in 2024 in connection with the Company’s Series D Preferred Stock offering.

Cash provided by financing activities during the three months ended March 31, 2024 consisted entirely of $151,000 received from the by sales of Common Stock pursuant to the Purchase Agreement.

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

Funding Requirements

We believe our existing cash and cash equivalents, including proceeds still available under our financing deals with B. Riley Principal Capital II, LLC and B. Riley Securities, will be sufficient to meet anticipated cash requirements for at least 12 months from the date of this Quarterly Report. However, our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend capital resources sooner than we expect.

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

Critical Accounting Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relate to the fair value of stock-based compensation, the income tax valuation allowance, and the Mount Sinai settlement contingency. On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

Item 4. Controls And Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than matter described above, the Company is not currently involved in any litigation, and its management is not aware of any pending or threatened legal actions relating to its intellectual property, conduct of its business activities, or otherwise.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2025 none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6. Exhibits

The documents listed in the following Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

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

10.24	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024).
31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith.
**	Furnished herewith.
†

Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Austin, State of Texas, on May 14, 2025.

MONOGRAM TECHNOLOGIES INC.

By	/s/ Benjamin Sexson
Benjamin Sexson, Chief Executive Officer
Monogram Technologies Inc.

The following persons in the capacities and on the dates indicated have signed this offering statement.

/s/ Benjamin Sexson
Benjamin Sexson, Chief Executive Officer, Director
Date: May 14, 2025

/s/ Noel Knape
Noel Knape, Chief Financial Officer, Principal Financial Officer,
Principal Accounting Officer
Date: May 14, 2025