Form 10-Q
period 2025-06-30
Monogram Technologies Inc.
filed 2025-08-15
CIK 1769759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, there were 40,632,367 shares of Common Stock, par value $0.001 per share, of the registrant issued and outstanding.

INTRODUCTORY NOTE

On July 11, 2025, Monogram Technologies Inc. (“we” or the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zimmer Biomet Holdings, Inc. (“Zimmer Biomet”), a Delaware corporation, and Honey Badger Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Zimmer Biomet. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary Zimmer Biomet. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of the our Common Stock, Series D Preferred Stock, and Series E Preferred Stock, other than shares owned by the Company, Zimmer Biomet, Merger Sub or any of their respective subsidiaries (which shares will be canceled) and shares with respect to which any appraisal rights are properly exercised and not withdrawn under Delaware law, will automatically be converted into the right to receive (A) in the case of each share of Common Stock, an amount equal to (i) $4.04 per share (the “Cash Amount”) without interest and subject to applicable withholding taxes, plus (ii) one contractual contingent value right pursuant to the CVR Agreement (as described below, a “CVR” and, together with the Cash Amount, the “Merger Consideration”), (B) in the case of each share of Series D Preferred Stock, an amount equal to $2.25 per share, in cash, without interest and subject to applicable withholding taxes and (C) in the case of each share of Series E Preferred Stock, an amount equal to $100.00 per share, in cash, without interest and subject to applicable withholding taxes.

Each CVR represents the right to receive, subject to the achievement of certain milestone payment triggers, a cash payment of $1.04 per CVR for the First Milestone, $1.08 per CVR for the Second Milestone, up to $3.41 per CVR for the Third Milestone, up to $3.41 per CVR for the Fourth Milestone and up to $3.43 per CVR for the Fifth Milestone. The cash payment and milestone trigger for each of the foregoing Milestones is detailed in the CVR Agreement, with no payment being payable if the Milestone is not attained during the applicable period, provided, however, with regard to the each of the Third, Fourth, and Fifth Milestones partial payments of each Milestone may be triggered based upon certain break points, with the break points and partial payment percentages set forth in the CVR Agreement.

The consummation of the Merger is subject to certain closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company common stock, (ii) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (iii) the absence of any legal restraints that have the effect of preventing the consummation of the Merger.

The foregoing description of the Merger Agreement and the transactions contemplated thereunder is not complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as exhibit to this Quarterly Report on Form 10-Q.

MONOGRAM TECHNOLOGIES INC.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to, statements relating to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies, expectations or business prospects, or the impact of legal, regulatory or supervisory matters on our business, results of operations, or financial condition. Specifically, forward-looking statements may include statements relating to our future business prospects, revenue, income, and financial condition.

Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about:

●the structure, timing and ability to consummate the Merger;
●any anticipated effects of the Merger’s announcement, pendency or completion on the value of our common stock;
●our ability to obtain the Stockholder Approval (as defined below) or our or Zimmer Biomet’s ability to obtain any required regulatory or stockholder approvals in connection with the Merger;
●any potential future costs or benefits of the Merger, including relating to expenses, restrictions on the conduct of our business, diversion of our management’s attention, ability to retain or hire employees, maintenance of relationships with collaborators, vendors and other business partners and payment of termination fees;
●the outcome of any legal proceedings that have been or may be instituted against us relating to the Merger;
●the success of our products and product candidates will require significant capital resources and years of development efforts;
●our limited number of deployments and the risk of limited market acceptance of our products;
●our ability to protect our intellectual property and to develop, maintain and enhance a strong brand;
●our limited operating history by which performance can be gauged.
●our ability to operate and collect digital information on behalf of our clients, which is dependent on the privacy laws of jurisdictions in which we operate, as well as the corporate policies of our clients, which may limit our ability to fully deploy our technologies in various markets;
●our ability to raise capital, our rolling closes of equity infusions for our financings, and the availability of future financing;
●unpredictable events, such as the COVID-19 pandemic, and associated business disruptions could seriously harm our future revenues and financial condition, delay our operations, increase our costs and expenses, and impact our ability to raise capital;
●our ability to manage our research, development, expansion, growth and operating expenses; and
●our ability to effectively use the net proceeds from the sale of shares of Common Stock under the Purchase Agreement (as defined below).

In addition to those factors discussed under Item 1A-“Risk Factors,” important factors could cause actual results to differ materially from our expectations. These factors include, but are not limited to, adverse economic conditions, intense competition (including entry of new competitors), including among competitors with substantially greater resources than us, unexpected costs, becoming de-listed from Nasdaq, and the loss of key employees and executives.

All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances that arise after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. The above list is not intended to be exhaustive and there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations.

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the terms “Monogram Technologies”, “Monogram”, the “Company”, “we”, “us”, and “our” refer to Monogram Technologies, Inc., a Delaware corporation.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONOGRAM TECHNOLOGIES INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,834	$15,658
Prepaid expenses and other current assets	624	625
Total current assets	13,458	16,283
Equipment, net of accumulated depreciation	1,033	810
Intangible assets, net	234	339
Operating lease right-of-use assets	273	338
Total assets	$14,998	$17,770
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,317	$1,174
Accrued liabilities	4,768	229
Operating lease liabilities, current	143	138
Total current liabilities	6,228	1,541
Operating lease liabilities, non-current	153	226
Other liabilities	—	1,500
Total liabilities	6,381	3,267
Commitments and contingencies	—	—
Stockholders’ equity:
Series D Preferred Stock, $0.001 par value; 6,000,000 shares authorized; 4,187,569 and 4,361,249 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $9,422 and $9,812 at June 30, 2025 and December 31, 2024, respectively	4	4
Common stock, $.001 par value; 90,000,000 shares authorized, 36,088,725 and 35,167,673 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	36	35
Additional paid-in capital	85,586	82,452
Accumulated deficit	(77,009)	(67,988)
Total stockholders’ equity	8,617	14,503
Total liabilities and stockholders’ equity	$14,998	$17,770

The accompanying notes are an integral part of these financial statements.

MONOGRAM TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Product revenue	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
Research and development	2,257	2,426	4,517	4,833
Marketing and advertising	42	92	86	211
General and administrative	772	1,116	1,803	2,200
Total operating expenses	3,071	3,634	6,406	7,244
Loss from operations	(3,071)	(3,634)	(6,406)	(7,244)
Other income (expense):
Interest income	129	96	275	200
Other expense	(2,500)	—	(2,500)	—
Total other income (expense)	(2,371)	96	(2,225)	200
Net loss before taxes	(5,442)	(3,537)	(8,631)	(7,044)
Income taxes	—	—	—	—
Net loss	$(5,442)	$(3,537)	$(8,631)	$(7,044)
Less: dividends declared for preferred shareholders	(189)	—	(390)	—
Net loss allocable to common shareholders	$(5,631)	$(3,537)	$(9,021)	$(7,044)
Basic and diluted loss per common share	$(0.16)	$(0.11)	$(0.25)	$(0.22)
Weighted-average number of basic and diluted shares outstanding	35,511,925	31,559,892	35,409,446	31,597,148

The accompanying notes are an integral part of these financial statements.

MONOGRAM TECHNOLOGIES INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

	Series D						Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2024	4,361,249	$4	35,167,673	$35	$82,452	$(67,988)	$14,503
Conversions of Class D Preferred Stock to Common Stock	(76,763)	—	76,763	—	—	—	—
Issuance of Common Stock upon warrant exercises, net of cost	—	—	20,054	—	82	—	82
Issuance of Common Stock to settle Class D Preferred Stock dividends	—	—	82,028	—	201	(201)	—
Stock-based compensation	—	—	—	—	292	—	292
Net loss	—	—	—	—	—	(3,188)	(3,188)
Balance as of March 31, 2025	4,284,486	4	35,346,518	35	83,027	(71,377)	11,689
Conversions of Class D Preferred Stock to Common Stock	(96,917)	—	96,917	—	—	—	—
Issuance of Common Stock to settle Class D Preferred Stock dividends	—	—	64,511	—	190	(190)	—
Issuance of Common Stock upon exercise of warrants	—	—	149,501	—	429	—	429
Issuance of Series D Preferred stock upon exercise of warrants	298,122	—	—	—	671	—	671
Issuance of Common Stock upon option exercise, net of cost	—	—	49,750	—	96	—	96
Issuance of Common Stock for cash, net of issuance costs	—	—	381,528	1	882	—	883
Stock-based compensation	—	—	—		291	—	291
Net loss	—	—	—	—	—	(5,442)	(5,442)
Balance as of June 30, 2025	4,485,691	$4	36,088,725	$36	$85,586	$(77,009)	$8,617

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2023	31,338,391	$31	$64,874	$(51,508)	$13,397
Vesting of Common Stock from services performed	—	—	38	—	38
Issuance of Common Stock for cash, net of issuance costs	49,146	—	4	—	4
Issuance of Common Stock upon cashless warrant exercise	246,458	1	—	—	1
Stock-based compensation	—	—	295	—	295
Net loss	—	—	—	(3,507)	(3,507)
Balance as of March 31, 2024	31,633,995	32	65,211	(55,015)	10,228
Vesting of Common Stock from services performed	—	—	12	—	12
Issuance of Common Stock for cash, net of issuance costs	36,380	—	56	—	56
Stock-based compensation	—	—	284	—	284
Net loss	—	—	—	(3,537)	(3,538)
Balance as of June 30, 2024	31,670,375	$32	$65,563	$(58,553)	$7,042

The accompanying notes are an integral part of these financial statements.

MONOGRAM TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended
	June 30,
	2025	2024
Operating activities:
Net loss	$(8,631)	$(7,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	583	578
Accrual for contingent settlement liability	2,500	—
Other expenses settled with stock issuances	—	50
Loss from change in fair value of common stock make-whole obligation	—	58
Depreciation and amortization	257	214
Changes in non-cash working capital balances:
Account receivable	—	365
Other current assets	1	(297)
Accounts payable	143	(794)
Accrued liabilities	539	391
Operating lease assets and liabilities, net	(3)	1
Cash used in operating activities	(4,611)	(6,478)
Investing activities:
Purchases of equipment	(374)	(11)
Cash used in investing activities	(374)	(11)
Financing activities:
Proceeds from issuances of Common Stock, net of cash costs	883	206
Proceeds from exercise of stock options	96	—
Proceeds from warrant exercises	1,182	—
Cash provided by financing activities	2,161	206
Decrease in cash and cash equivalents during the period	(2,824)	(6,283)
Cash and cash equivalents, beginning of the period	15,658	13,589
Cash and cash equivalents, end of the period	$12,834	$7,306

Noncash investing and financing activities:
Amortization of deferred issuance costs of Common Stock Purchase Agreement	$—	$146
Series D Preferred Stock dividends settled through issuance of Common Stock	$390	$—

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

On March 17, 2025 the Company announced that the U.S. Food and Drug Administration (“FDA”) granted 510(k) clearance for its Monogram mBôs™ TKA System. This determination means that Monogram may market the device, subject to the general controls provisions of the Federal Food, Drug, and Cosmetic Act.

On July 11, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zimmer Biomet Holdings, Inc. (“Zimmer Biomet”), a Delaware corporation, and Honey Badger Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Zimmer Biomet. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary Zimmer Biomet. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of the our Common Stock, Series D Preferred Stock, and Series E Preferred Stock, other than shares owned by the Company, Zimmer Biomet, Merger Sub or any of their respective subsidiaries (which shares will be canceled) and shares with respect to which any appraisal rights are properly exercised and not withdrawn under Delaware law, will automatically be converted into the right to receive (A) in the case of each share of Common Stock, an amount equal to (i) $4.04 per share (the “Cash Amount”) without interest and subject to applicable withholding taxes, plus (ii) one contractual contingent value right pursuant to the CVR Agreement (as described below, a “CVR” and, together with the Cash Amount, the “Merger Consideration”), (B) in the case of each share of Series D Preferred Stock, an amount equal to $2.25 per share, in cash, without interest and subject to applicable withholding taxes and (C) in the case of each share of Series E Preferred Stock, an amount equal to $100.00 per share, in cash, without interest and subject to applicable withholding taxes.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, incurred a net loss during the six months ended June 30, 2025 of $8.6 million and has an accumulated deficit of $77.0 million as of June 30, 2025.

The Company’s ability to continue as a going concern in the next twelve months following the date the unaudited financial statements were issued is dependent upon its ability to produce revenues, raise capital, and/or obtain other financing sufficient to meet current and future obligations. Management has evaluated these conditions and believes its current cash balances, plus the additional capital available under the Common Stock Purchase Agreement, the At the Market Common Stock Offering described in Note 4, and the Loan Agreement described in Note 8 will be sufficient for the Company to satisfy its near-term capital needs and to continue as a going concern for a reasonable period.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relate to the fair value of stock-based compensation and the income tax valuation allowance. On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of common stock shares outstanding. To the extent that stock options, warrants, and convertible preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. For the three and six months ended June 30, 2025 and 2024, the Company excluded the following shares from the calculation of diluted loss per share because such amounts were antidilutive:

	Six months ended
	June 30,
	2025	2024
Shares issuable upon conversion of Series D Preferred Stock	4,187,569	—
Shares issuable upon exercise of warrants	5,687,929	—
Shares issuable upon exercise of stock options	5,673,859	4,897,078
Total	15,549,357	4,897,078

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

2.	Prepaid Expenses and Other Current Assets

Other current assets consist of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Surgical implant inventory and robotic system parts	$290	$288
Receivable from investment broker	97	—
Deposits	32	32
Other	205	305
Prepaid expenses and other current assets	$624	$625

The receivable from the Company’s investment broker was the result of a timing difference between when investors exercised outstanding warrants and remitted payment to the broker and when these funds were released to the Company by the broker.

3.	Accrued Liabilities

Other current liabilities consist of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Payroll liabilities	$716	$141
Accrued settlement liability (see Note 7)	4,000	—
Other liabilities	52	89
Other current liabilities	$4,768	$230

4.Preferred and Common Stock

Common Stock Purchase Agreement

On July 19, 2023, the Company entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, II LLC (the “BRPC II”), pursuant to which the Company has the right to sell to BRPC II up to $20.0 million in shares of Common Stock (the “Committed Equity Shares”), subject to certain limitations and the satisfaction of specified conditions in the Common Stock Purchase Agreement, from time to time over the 24-month period commencing upon the initial satisfaction of the conditions to the BRPC II’s purchase obligations set forth in the Common Stock Purchase Agreement. Sales of Common Stock pursuant to the Common Stock Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and it is under no obligation to sell any securities to BRPC II. As of June 30, 2025, the Company had raised gross proceeds of $961,245 from the sale of 292,726 shares under the Common Stock Purchase Agreement.

Offering of Series D Preferred Stock

During 2024, the Company sold 5,773,979 units at a price per unit of $2.25. Each unit consisted of one share of Series D Preferred Stock and a warrant to purchase one share of Common Stock at an exercise price of $3.375 per share. The warrants are exercisable at any time during the period beginning 180 days after July 9, 2024 through and including July 8, 2025, unless redeemed earlier by the Company. During the six months ended June 30, 2025, the Company received $282,000 and issued 83,850 shares of Common Stock from the exercise of warrants originally issued in connection with this offering. At June 30, 2025, warrants exercisable into 5,687,929 shares of Common Stock issued in connection with this offering remained outstanding.

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

On July 7, 2025 (the “Mandatory Conversion Notice Date”) the Company electronically mailed to the holders of Series D Preferred Stock (the “Holders”), a Mandatory Conversion Notice (as defined in the Certificate of Designation) notifying the Holders that, in accordance with Section 6(a) of the Certificate of Designation, the closing price of the Common Stock closed at or above $2.8125 per share for ten (10) consecutive trading days ending and including the Mandatory Conversion Notice Date, thereby trigging a Mandatory Conversion pursuant to Section 6(a) of the Certificate of Designation. Such conversion was effective as of July 14, 2025.  As of the date of this Quarterly Report on Form 10-Q, no shares of Series D Preferred are outstanding.

At the Market Common Stock Offering

On July 22, 2024, the Company entered into an agreement with B. Riley Securities, Inc. (the “Agent”) under which the Company may, from time to time, offer and sell shares of Common Stock through or to the Agent having an aggregate gross proceeds of up to $25 million. Each time the Company wishes to issue and sell common stock under the agreement, the Company will notify the Agent of the number or dollar value of shares to be issued, the time period during which such sales are requested to be made, any limitation on the number of shares that may be sold in one day, any minimum price below which sales may not be made and other sales parameters deemed appropriate. Once the Company has so instructed the Agent, unless the Agent declines to accept the terms of the notice, the Agent has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell such shares up to the amount specified on such terms. The Agent is entitled to compensation at a fixed commission rate of up to 3.0% of the gross sales price per share sold. As of June 30, 2025, the Company had sold 2,454,318 shares of Common Stock for total gross proceeds of $6.2 million in connection with this offering.

Anti-Dilution Right of CEO

Benjamin Sexson, the Company’s Chief Executive Officer (“CEO”), is entitled to pre-emptive rights that permit him to preserve his vested equity position in the Company in the event of any additional issuances of Common Stock (or securities convertible into Common Stock), at a per-share price equal to the then current fair value, as reasonably determined by the Board. During July 2025, and as a condition of the Merger Agreement, Mr. Sexson agreed to forfeit his pre-emptive rights.

5.	Stock Warrant

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

The gross proceeds received by the Company’s in its Series D Preferred Stock and Common Stock offerings during the period from April 1, 2024 to September 30, 2024 exceeded $5.0 million. Therefore, in March 2025, the Company issued to Pro-Dex a warrant exercisable into 298,122 shares of Series D Preferred Stock at an exercise price of $2.25 per share and a warrant exercisable into 85,705 shares of Common Stock at an exercise price of $2.67 per share. Because the warrants were considered a cost of the Company’s Series D Preferred Stock and Common Stock offerings, there was no impact on the statement of stockholders’ equity during the three months ended March 31, 2025 or the year ended December 31, 2024. On June 30, 2025, Pro-Dex exercised both warrants and the Company received a total of $900,000 in exercise proceeds.

The Chief Executive Officer of Pro-Dex is a member of the Company’s Board of Directors.

6.	Stock Options

The Company has adopted a stock option plan covering the issuance of up to 11,200,000 shares of Common Stock to qualified individuals. Options granted under this plan vest over four to seven years and expire ten years from the date of the grant. The following table summarizes stock option activity for the six months ended June 30, 2025:

	Option	Weighted-Average	Weighted-Average
	Number of	Exercise	Remaining
	Shares	Price Per Share	Contractual Term
Options outstanding as of January 1, 2025	4,990,827	$1.71	6.96
Granted	806,000	2.50	—
Exercised	(49,750)	1.94	—
Canceled	(73,218)	2.89	—
Options outstanding as of June 30, 2025	5,673,859	$1.80	6.89
Options exercisable as of June 30, 2025	2,951,887	$1.58	5.34

Stock-based compensation expense resulting from granted stock options was $583,000 and $578,000 for the six months ended June 30, 2025 and 2024, respectively.

Unrecognized stock-based compensation expense related to stock options of $4.7 million at June 30, 2025 will be recognized in future periods as the related stock options continue to vest over a weighted-average period of 2.55 years. The aggregate intrinsic value of all outstanding stock options was $6.2 million at June 30, 2025. The aggregate intrinsic value of stock options currently exercisable was $3.9 million at June 30, 2025.

7.	Commitments and Contingencies

Termination of License Agreement with Mount Sinai and Issuance of Series E Preferred Stock

On July 9, 2025, we entered into a Termination and Release Agreement (the “Termination Agreement”) with Icahn School of Medicine at Mount Sinai (“Mount Sinai”), pursuant to which that certain Exclusive License Agreement, dated October 3, 2017, including subsequent amendments, as amended most recently on May 31, 2023 by and between the Company and Mount Sinai (collectively, the “License Agreement”) was terminated as of July 10, 2025. Pursuant to the License Agreement, Mount Sinai agreed to license certain specified intellectual property to Monogram, as set forth and in accordance with the terms and conditions of the License Agreement. Upon termination of the License Agreement, the rights and licenses granted to the Company thereunder from Mount Sinai terminated, and all rights, title and interest in and to the licensed intellectual property under the License Agreement reverted to Mount Sinai. In full satisfaction of any payment obligations under the License Agreement and as consideration for the termination of the License Agreement and the promises set forth therein, the Company agrees to pay and deliver to Mount Sinai the amount of $4,000,000 (the “Termination Payment”). The Termination Payment shall be payable as follows: (a) immediately available funds in the amount of $500,000 (the “Cash Amount”); and (b) 35,000 shares of Series E Preferred Stock with an aggregate liquidation preference of $3,500,000 (the “Preferred Stock Shares”). The Termination Agreement includes a customary mutual release of claims and provides that, other than the Termination Payment, no further payments shall be due between the Company and Mount Sinai under the License Agreement.

Series E Preferred Stock has a par value of $0.001 per share and a liquidation preference of $100 per share in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company or a Deemed Liquidation Event. Any liquidation preference that may be payable to holders of Series E Preferred Stock ranks (i) senior to any distributions payable to holders of Common Stock, (ii) junior to any distributions payable to holders of future senior securities, and (iii) pari passu to any distributions payable to holders of Series D Preferred Stock. Given the expected closing of the Merger, the Company estimated the fair value of the Series E Preferred Stock issued to Mount Sinai approximated its liquidation value of $3.5 million.

At December 31, 2024, the Company recorded a liability of $1.5 million to accrue for what, at that time, it estimated could be its obligation to settle potential claims from Mount Sinai under the License Agreement. As a result of the Termination Agreement, the Company determined its actual obligation was $4.0 million and therefore recorded a $2.5 million increase in the settlement liability as a charge to other expenses in the accompanying statement of operations for the quarter ended June 30, 2025. The total settlement obligation of $4.0 million is classified as a current liability on the accompanying balance sheet as of June 30, 2025.

8.	Subsequent Events

The Company evaluated subsequent events through the date these unaudited financial statements were filed, for events that should be recorded or disclosed in the financial statements as of June 30, 2025. Other than those noted below, the Company concluded that no other events have occurred that would require recognition or disclosure in the unaudited financial statements.

Mandatory Conversion of Series D Convertible Preferred Stock

On July 7, 2025 the Company electronically mailed to the holders of Series D Preferred Stock a Mandatory Conversion Notice notifying holders that, in accordance with Section 6(a) of the Certificate of Designation, the closing price of Common Stock closed at or above $2.8125 per share for ten consecutive trading days ending and including July 7, 2025, thereby trigging a Mandatory Conversion pursuant to Section 6(a) of the Certificate of Designation. On July 14, 2025, the Company effectuated this mandatory conversion of all outstanding shares of its Series D Preferred Stock into an equivalent number of shares of common stock.

Expiration of Warrants

On July 9, 2025, all outstanding warrants originally issued in connection with the 2024 offering of Series D Preferred Stock expired. As a result, warrants covering an aggregate of 5,629,220 shares of the Company’s Common Stock were canceled, and, following this expiration, no warrants to purchase shares of the Company’s preferred or common stock remain outstanding.

Pending Merger with Zimmer Biomet

On July 11, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zimmer Biomet Holdings, Inc. (“Zimmer Biomet”), a Delaware corporation, and Honey Badger Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Zimmer Biomet. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary Zimmer Biomet. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of the our Common Stock, Series D Preferred Stock, and Series E Preferred Stock, other than shares owned by the Company, Zimmer Biomet, Merger Sub or any of their respective subsidiaries (which shares will be canceled) and shares with respect to which any appraisal rights are properly exercised and not withdrawn under Delaware law, will automatically be converted into the right to receive (A) in the case of each share of Common Stock, an amount equal to (i) $4.04 per share (the “Cash Amount”) without interest and subject to applicable withholding taxes, plus (ii) one contractual contingent value right pursuant to the CVR Agreement (as described below, a “CVR” and, together with the Cash Amount, the “Merger Consideration”), (B) in the case of each share of Series D Preferred Stock, an amount equal to $2.25 per share, in cash, without interest and subject to applicable withholding taxes and (C) in the case of each share of Series E Preferred Stock, an amount equal to $100.00 per share, in cash, without interest and subject to applicable withholding taxes.

Each CVR represents the right to receive, subject to the achievement of certain milestone payment triggers, a cash payment of $1.04 per CVR for the First Milestone, $1.08 per CVR for the Second Milestone, up to $3.41 per CVR for the Third Milestone, up to $3.41 per CVR for the Fourth Milestone and up to $3.43 per CVR for the Fifth Milestone. The cash payment and milestone trigger for each of the foregoing Milestones is detailed in the CVR Agreement, with no payment being payable if the Milestone is not attained during the applicable period, provided, however, with regard to the each of the Third, Fourth, and Fifth Milestones partial payments of each Milestone may be triggered based upon certain break points, with the break points and partial payment percentages set forth in the CVR Agreement.

The consummation of the Merger is subject to certain closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company common stock, (ii) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (iii) the absence of any legal restraints that have the effect of preventing the consummation of the Merger.

Loan Agreement

On July 11, 2025, concurrently with the execution of the Merger Agreement, the Company and Zimmer, Inc., a wholly-owned subsidiary of Zimmer Biomet (the “Lender”) entered into a delayed draw loan agreement (the “Loan Agreement”), pursuant to which, among other things, at the Company’s request, the Lender will lend to the Company an amount of up to $15 million (each such loan a “Loan” and collectively, the “Loans”), subject to conditions specified in the Loan Agreement in the event the Merger is not consummated during the period from December 1, 2025 to the End Date (as defined in the Merger Agreement).

Unless earlier prepaid pursuant to the terms of the Loan Agreement, the unpaid principal amount of Loans, any accrued and unpaid interest in respect of the Loans and all other amounts payable under the Loan Agreement or under any of the other Debt Agreements (as defined in the Loan Agreement) shall be immediately due and payable on the maturity date, December 1, 2027.

Declaration of Cash Dividend

On July 15, 2025, the Company’s Board of Directors declared a quarterly dividend of $0.04 per share on the Series D Preferred Stock that represented the accrued and unpaid dividends through July 14, 2025, the date of the Mandatory Conversion of the Series D Preferred Stock, that was settled through a cash payment of $201,000 on July 15, 2025.

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

Recent Developments

Mandatory Conversion of Series D Preferred Stock

On July 7, 2025 (the “Mandatory Conversion Notice Date”) the Company electronically mailed to the holders of Series D Preferred Stock (the “Holders”), a Mandatory Conversion Notice (as defined in the Certificate of Designation) notifying the Holders that, in accordance with Section 6(a) of the Certificate of Designation, the closing price of the Common Stock closed at or above $2.8125 per share for ten (10) consecutive trading days ending and including the Mandatory Conversion Notice Date, thereby trigging a Mandatory Conversion pursuant to Section 6(a) of the Certificate of Designation. Such conversion shall be effective as of July 14, 2025.

Pending Merger with Zimmer Biomet

On July 11, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zimmer Biomet Holdings, Inc. (“Zimmer Biomet”), a Delaware corporation, and Honey Badger Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Zimmer Biomet. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary Zimmer Biomet. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of the our Common Stock, Series D Preferred Stock, and Series E Preferred Stock, other than shares owned by the Company, Zimmer Biomet, Merger Sub or any of their respective subsidiaries (which shares will be canceled) and shares with respect to which any appraisal rights are properly exercised and not withdrawn under Delaware law, will automatically be converted into the right to receive (A) in the case of each share of Common Stock, an amount equal to (i) $4.04 per share (the “Cash Amount”) without interest and subject to applicable withholding taxes, plus (ii) one contractual contingent value right pursuant to the CVR Agreement (as described below, a “CVR” and, together with the Cash Amount, the “Merger Consideration”), (B) in the case of each share of Series D Preferred Stock, an amount equal to $2.25 per share, in cash, without interest and subject to applicable withholding taxes and (C) in the case of each share of Series E Preferred Stock, an amount equal to $100.00 per share, in cash, without interest and subject to applicable withholding taxes.

Each CVR represents the right to receive, subject to the achievement of certain milestone payment triggers, a cash payment of $1.04 per CVR for the First Milestone, $1.08 per CVR for the Second Milestone, up to $3.41 per CVR for the Third Milestone, up to $3.41 per CVR for the Fourth Milestone and up to $3.43 per CVR for the Fifth Milestone. The cash payment and milestone trigger for each of the foregoing Milestones is detailed in the CVR Agreement, with no payment being payable if the Milestone is not attained during the applicable period, provided, however, with regard to the each of the Third, Fourth, and Fifth Milestones partial payments of each

Milestone may be triggered based upon certain break points, with the break points and partial payment percentages set forth in the CVR Agreement.

The consummation of the Merger is subject to certain closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company common stock, (ii) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (iii) the absence of any legal restraints that have the effect of preventing the consummation of the Merger.

Mount Sinai Termination Agreement

On July 9, 2025 the Company entered into a Termination and Release Agreement (the “Termination Agreement”) with Icahn School of Medicine at Mount Sinai (“Mount Sinai”) under which the parties agreed to terminate the Exclusive License Agreement, originally entered into on October 3, 2017 (the “License Agreement), and release each other from any and all claims that they had, have or may have arising out of or in connection with the License Agreement. As consideration for Mount Sinai’s agreement to terminate the License Agreement, the Company paid $500,000 to Mount Sinai in July 2025 and agreed to issue 35,000 shares of its newly designated Series E Preferred Stock to Mount Sinai.

Series E Preferred Stock has a par value of $0.001 per share and a liquidation preference of $100 per share in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company or a Deemed Liquidation Event. Any liquidation preference that may be payable to holders of Series E Preferred Stock ranks (i) senior to any distributions payable to holders of Common Stock, (ii) junior to any distributions payable to holders of future senior securities, and (iii) pari passu to any distributions payable to holders of Series D Preferred Stock. Given the expected closing of the Merger, the Company estimated the fair value of the Series E Preferred Stock issued to Mount Sinai approximated its liquidation value of $3.5 million.

Macroeconomic and Geopolitical Environment

During the first half 2025, the United States government announced new tariffs on goods imported from various countries, including China and European Union member states. In response, some governments have imposed or threatened reciprocal tariffs, and the U.S. is currently engaged in negotiations with certain trading partners. While our Company does not currently generate revenue from product sales, these developments could impact our future operations. Specifically, tariffs may lead to increased costs for components and materials sourced internationally, potentially affecting the production and pricing of our robotic surgical systems and orthopedic implants upon commercialization. Additionally, changes in trade policies, economic slowdowns, market volatility, and inflation could negatively influence demand for our products and disrupt supply chains. We continue to monitor these macroeconomic and geopolitical factors, recognizing that they pose risks that could materially affect our business and financial results. We also note rising geopolitical tensions in South Asia, particularly between India and Pakistan. Should this situation escalate into a broader conflict, it could materially impact our ability to conduct clinical trials in India, delay regulatory processes, and disrupt planned development activities in the region.

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

On July 28, 2025, Monogram announced that on July 26, 2025 it had completed the first ever fully autonomous saw-based robotic knee replacement procedure on a live patient, initiating the planned clinical trial. The clinical trial includes 102 total knee replacement procedures, with a three-month clinical follow-up, conducted across multiple sites in India.

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

Results of Operations for the Three & Six Months ended June 30, 2025 and 2024

Revenues

The Company did not have any product sales during the three and six months ended June 30, 2025 and 2024. On March 17, 2025, FDA granted 510(k) clearance for its Monogram mBôs™ TKA System and, as a result, the Company can now begin to market the device.

Operating Expenses

The following table sets forth our operating expenses for the period indicated (dollar amounts in thousands):

	Three Months Ended June 30
	2025	2024	$ Change	% Change
Research and development	$2,257	$2,426	$(169)	(7)%
Marketing and advertising	42	92	(50)	(54)%
General and administrative	772	1,116	(344)	(31)%
Total operating expenses	$3,071	$3,634	$(563)	(15)%

	Six Months Ended June 30
	2025	2024	$ Change	% Change
Research and development	$4,517	$4,833	$(316)	(7)%
Marketing and advertising	86	211	(125)	(59)%
General and administrative	1,803	2,200	(397)	(18)%
Total operating expenses	$6,406	$7,244	$(838)	(12)%

Research and development (“R&D”) expenses decreased by 7% during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. In both periods the decreases were primarily due to the completion of the verification and validation phase of the development of the Monogram mBôs™ TKA System in 2024. The decrease in the first quarter of 2025 was partially offset by a $250,000 bonus triggered during the first quarter of 2025 from the grant of FDA 510(k) clearance for its Monogram mBôs™ TKA System.

The verification phase involved intensive testing to demonstrate the system is safe and effective and often requires optimization of the prototype design through an iterative process of design changes and material changes to achieve an optimum system. This led to increased costs in prototype material expenses, payroll and related expenses, and contractor expenses. The Company largely completed the verification and validation phases in the first half of 2024, resulting in a reduction of R&D expenses during the three and six months ended June 30, 2025, compared to the same period in 2024. R&D expenses in both periods were primarily comprised of payroll and related costs, contractor and prototype material expenses for the development of its novel robotic system. R&D efforts have continued

with the introduction of a novel registration and tracking system prototype named mVision as well as enhancements to the mBôs™ TKA System and ongoing development of the next-generation Monogram TKA System.

Marketing and advertising expenses decreased by 54% during the three months ended June 30, 2025 compared to the three months ended June 30, 2025 and by 59% during the six months ended June 30, 2025 compared to the six months ended June 30, 2025. During 2025, these expenses primarily related to payroll-related expenses for marketing employees. During 2024, these expenses primarily related to external costs related to marketing efforts intended to increase market awareness of Monogram for fund raising purposes. The Company had lower marketing and advertising expenditures of $50,000 during the three months ended June 30, 2025 and $125,000 for the six months ended June 30, 2025 due to marketing activity related to raising awareness of the Company’s stock to help support the trading price of the Company’s common stock listed on Nasdaq in the first half of 2024 that did not continue in 2025.

General and administrative expenses decreased by 31% during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and by 18% during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. In both periods, general and administrative expenses were composed primarily of payroll-related expenses and required public company expenses including insurance expenses, regulatory expenses, and professional services. The decreases in both periods were primarily the result of the receipt $180,000 in Employee Retention Credits in Q2 2025, lower contractor expenses related to reduced FDA 510(k) application activity and reduced other ordinary expenses resulting from the lower overall activity.

Other Income (Expense)

The following table sets forth our other income and expenses for the period indicated (in thousands):

	Three Months Ended June 30
	2025	2024	$Change
Interest income and other, net	$129	$96	$33
Other expense	(2,500)	—	(2,500)
Total other income (expense)	$(2,371)	$96	$(2,467)

	Six Months Ended June 30
	2025	2024	$Change
Interest income and other, net	$275	$200	$75
Other expense	(2,500)	—	(2,500)
Total other income (expense)	$(2,225)	$200	$(2,425)

Interest income and other during the three and six months ended June 30, 2025 and 2024 primarily relates to investment income earned by the Company on balances invested in a JP Morgan US Government Money Market Fund. Other expense during the three and six months ended June 30, 2025 resulted from the Termination Agreement entered into with Mount Sinai, under which the Company recorded a $2.5 million charge to reflect the difference between the final Termination Agreement liability of $4.0 million and the estimated $1.5 million contingent liability previously recorded at December 31, 2024 (reflecting the Company’s estimate at the time of the cost to terminate its License Agreement with Mount Sinai).

Net Loss

As a result of the foregoing, the Company had a net loss of $5.4 million during the three months ended June 30, 2025 – a 54% increase compared to the $3.5 million net loss during the three months ended June 30, 2024 Additionally, the Company had a net loss of $8.6 million for six months ended June 30, 2025 – a 23% increase compared to the net loss of $7.0 million during the six months ended June 30, 2024. For both periods, the increase in net loss was driven primarily by the $2.5 million increase in the expense accrual related to terminating the Mt. Sinai License Agreement.

Liquidity and Capital Resources

As of June 30, 2025, the Company had approximately $12.8 million in cash. The Company has recorded losses since inception and, as of June 30, 2025, had working capital of approximately $7.2 million and total stockholders’ equity of $8.6 million. Since inception, the Company has been primarily capitalized through securities offerings. On March 17, 2025, the FDA granted 510(k) clearance for the

Monogram mBôs™ TKA System and, as a result, the Company can now begin to market the device. The Company does not anticipate generating sufficient revenues to support its operations from sales of this device in the near future.

As disclosed elsewhere in this Quarterly Report, on July 11, 2025, we entered into the Merger Agreement with Zimmer Biomet, pursuant to which we have agreed to merge with a subsidiary of Zimmer Biomet, subject to the terms and conditions therein. Under the Merger Agreement, the Company is restricted from issuing equity or equity-linked securities, including convertible notes, options, warrants, or any other securities convertible into or exchangeable for equity, without the prior written consent of Zimmer Biomet. These restrictions will remain in effect until the earlier of the closing of the Merger or termination of the Merger Agreement.

We believe that our existing cash resources will be sufficient to fund our operations through the expected closing of the Merger. However, if the merger is not completed as anticipated during the period from December 1, 2025 to the End Date (as defined in the Merger Agreement), we may rely on the Loan Agreement, pursuant to which, among other things, at the Company’s request, Zimmer Biomet will lend to the Company up to $15 million, which the Company believes would provide sufficient capital for at least six months following such an event.

Prior to entering into the Merger Agreement, the Company had available to it the following sources of financing. While these sources of financing will not be available to the Company while the merger is pending, in the event the merger is not consummated, the Company expects these sources of financing would again become available to the Company.

●	On July 19, 2023, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, II LLC (the “BRPC II”). Under the Purchase Agreement and Registration Rights Agreement, the Company has the right to sell to BRPC II up to $20.0 million in shares of Common Stock (the “Committed Equity Shares”), subject to certain limitations and the satisfaction of specified conditions in the Purchase Agreement, from time to time over the 24-month period commencing upon the initial satisfaction of the conditions to the BRPC II’s purchase obligations set forth in the Purchase Agreement, including that the registration statement declared effective by the SEC on September 7, 2023. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and it is under no obligation to sell any securities to BRPC II under the Purchase Agreement. As of June 30, 2025 and through the date of this Quarterly Report, we have sold 292,726 shares of Common Stock to BRPC II for gross proceeds of approximately $1.0 million pursuant to this purchase obligation, and therefore have approximately $19.0 million worth of our Common Stock that we may sell to B. Riley Principal Capital II.
●	Pursuant to our shelf registration statement on Form S-3 (File No. 333-279927) and the base prospectus included therein, originally filed with the Commission on June 4, 2024 and declared effective by the SEC on June 14, 2024, we may also sell from time to time, in one or more offerings under this prospectus, debt securities, which may be senior or subordinated. We will issue any such senior debt securities under a senior indenture that we will enter into with a trustee to be named in the senior indenture. We will issue any such subordinated debt securities under a subordinated indenture, which we will enter into with a trustee to be named in the subordinated indenture. We have not issued any debt securities pursuant to this registration statement as of the date of this Quarterly Report. For a description of the material provisions of the senior debt securities, the subordinated debt securities and the senior and subordinated indentures, please refer to the registration statement on Form S-3 (File No. 333-279927) and the base prospectus included therein, originally filed with the Commission on June 4, 2024 and declared effective by the SEC on June 14, 2024 (the “Shelf Registration Statement”). Forms of the Senior Indenture and Subordinated Indenture are included as Exhibits 4.7 and 4.8, respectively, to this Quarterly Report on Form 10-Q.
●	On July 22, 2024, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. to sell shares of our Common Stock from time to time through an “at-the-market” equity offering program under which B. Riley Securities, Inc. will act as our sales agent (the “Sales Agent”). Under the Sales Agreement, we may issue and sell from time-to-time shares of our Common Stock for aggregate proceeds of up to $25,000,000. Each time the Company wishes to issue and sell Common Stock under the Sales Agreement, the Company will notify the Sales Agent of the number or dollar value of shares to be issued, the time period during which such sales are requested to be made, any limitation on the number of shares that may be sold in one day, any minimum price below which sales may not be made and other sales parameters deemed appropriate. Once the Company has so instructed the Sales Agent, unless the Sales Agent declines to accept the terms of the notice, the Sales Agent has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell such shares up to the amount specified on such terms. We have no obligation to sell any shares of our Common Stock under the Sales Agreement, and we may suspend solicitation and offers under the Sales Agreement for any reason in our sole discretion. We agreed to pay the Sales Agent a commission equal to up to 3.0% of the gross proceeds from the sales of shares of our Common Stock pursuant to the Sales Agreement or such lower amount as we and the Sales Agent may agree. Any shares of our Common Stock sold under the Sales Agreement will be issued pursuant to the Shelf Registration Statement. A prospectus supplement relating to the offering of shares of our Common Stock under the Sales Agreement was filed with the SEC on July 22, 2024. Through the date of this Quarterly Report, the Company had sold 2,454,318 shares of Common Stock for total gross proceeds of $6.2 million in this offering.

The Company’s unaudited financial statements included in this Quarterly Report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a business that has not yet generated profits, incurred a net loss during the six months ended June 30, 2025 of $8.6 million and has an accumulated deficit of $77.0 million as of June 30, 2025. The Company’s ability to continue as a going concern in the next twelve months following the date the unaudited financial statements were issued is dependent upon its ability to produce revenues, raise capital, and/or obtain other financing sufficient to meet current and future obligations. Management has evaluated these conditions and believes its current cash balances, plus the additional capital available under the Purchase Agreement and Sales Agreement will be sufficient for the Company to satisfy its near-term capital needs and to continue as a going concern for a reasonable period.

For a discussion of our contractual obligations and commitments, refer to Note 7 to the financial statements in this Quarterly Report.

Issuances of Equity

During the six months ended June 30, 2025, the Company received a total of $900,000 from Pro-Dex, Inc. (“Pro-Dex”) upon its exercise of warrants to purchase 298,122 shares of Series D Preferred Stock at an exercise price of $2.25 per share and 85,705 shares of Common Stock at an exercise price of $2.67 per share. Additionally, the Company received $282,000 from the exercise of other warrants to purchase 83,850 shares of Common Stock that were originally issued in connection with the Company’s 2024 Series D Preferred Stock offering. On July 9, 2025, all outstanding warrants originally issued in connection with this offering expired. As a result, warrants covering an aggregate of 5,629,220 shares of the Company’s Common Stock were canceled, and, following this expiration, no warrants to purchase shares of the Company’s preferred or common stock remain outstanding.

The Company also received $883,000, net of issuance costs, during the quarter ended June 30, 2025 from the sale of 381,528 shares of Common Stock issued under the Sales Agreement.

Indebtedness

As of June 30, 2025, the Company had $6.4 million in total liabilities, primarily comprised of trade accounts payable of $1.3 million and accrued liabilities of $4.8 million, which included a $4.0 liability to Mount Sinai in connection with the Termination Agreement.

Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	For the six months ended
	June 30,
	2025	2024
Cash used in operating activities	$(4,611)	$(6,478)
Cash used in investing activities	$(374)	$(11)
Cash provided by financing activities	$2,161	$206

Operating Activities

For the six months ended June 30, 2025, the Company incurred a net loss of $8.6 million. From this, various non-cash adjustments resulted in $4.6 million of cash used in operating activities. These adjustments primarily included addbacks for non-cash items related to $583,000 of stock-based compensation expense and $257,000 of depreciation and amortization expense. In addition, cash used in operations was reduced by the $2.5 million increase in the liability to Mount Sinai in connection with the Termination Agreement and by a $539,000 increase in other accrued liabilities.

Investing Activities

For the six months ended June 30, 2025 and 2024, cash used in investing activities was comprised entirely of equipment purchases.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2025 primarily consisted of $1.2 million received from the exercise of warrants to purchase 298,122 shares of Series D Preferred Stock and 170,555 shares of Common Stock, $96,000 received from the exercise of stock options, and $883,000, net of issuance costs, from the sale of 381,528 shares of Common Stock issued under the Sales Agreement.

Cash provided by financing activities during the six months ended June 30, 2024 consisted entirely of $206,000 received from the sales of Common Stock pursuant to the Purchase Agreement.

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

Funding Requirements

We believe the Company’s existing cash resources will be sufficient to fund our operations through the expected closing of the merger. However, should the merger not be consummated, we believe we would be able to continue to access funding pursuant to the Loan Agreement, as well as our financing deals with B. Riley Principal Capital II, LLC and B. Riley Securities, to meet anticipated cash requirements for at least 12 months from the date of this Quarterly Report. However, our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend capital resources sooner than we expect.

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

Critical Accounting Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relate to the fair value of stock-based compensation and the income tax valuation allowance. On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

Item 4. Controls And Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Following our listing on Nasdaq, a former investor filed suit against the Company and its Transfer Agent in July 2023 in New York County Supreme Court. Both the Company and our Transfer Agent sought dismissal of the action, and on June 16, 2025 the case was successfully dismissed.

Item 1A. Risk Factors.

You should carefully consider information contained in this quarterly report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. Except as set forth below, there have been no material changes known to us during the quarter ended June 30, 2025 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 12, 2025. The risks and uncertainties described below and in our annual report on Form 10-K are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks listed below or in our annual report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Risks Related to the Merger

The conditions for consummation under the Merger Agreement may not be satisfied at all or in the anticipated timeframe.

On July 11, 2025, the Company entered into the Merger Agreement with Zimmer Biomet, and Merger Sub. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary Zimmer Biomet.

Consummation of the Merger is subject to certain conditions, including (i) receipt of stockholder approval of the Merger (the “Stockholder Approval”), (ii) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any legal restraints that have the effect of preventing the consummation of the Merger, and (iv) other conditions specified in the Merger Agreement. Additionally, Zimmer Biomet’s and Merger Sub’s obligations to consummate the Merger are subject to the absence of a Material Adverse Effect (as defined in the Merger Agreement) on the Company having occurred since the date of the Merger Agreement. As a result, there can be no assurance that the Merger will be consummated. These conditions are described in more detail in the Merger Agreement, which is filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2025, and incorporated herein by reference.

The Company intends to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

The announcement of, or a failure to consummate, the Merger could negatively impact our business, financial condition, results of operations or our stock price.

Our announcement of having entered into the Merger Agreement could cause a material disruption to our business and there can be no assurance that the conditions to the consummation of the Merger will be satisfied. The Merger Agreement may also be terminated by us and/or Zimmer Biomet in certain specified circumstances, as described below. We are subject to several risks as a result of the announcement of the Merger Agreement, including, but not limited to, the following:

●	if the Merger is not completed within the expected timeframe, or at all, the share price of our common stock will change to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated;

●	certain costs related to the Merger, including the fees and/or expenses of our legal, accounting and financial advisors must be paid even if the Merger is not completed;
●	pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;
●	the attention of our management may be directed towards the consummation of the Merger and related matters, and their focus may be diverted from the day-to-day business operations of the Company, including from other opportunities that might otherwise be beneficial to us;
●	our inability to retain existing key employees or hire new capable employees, given the uncertainty regarding our future, in order to execute on our continuing business operations;
●	a failure to complete the Merger within the proposed timeframe, or at all, may result in negative publicity and/or a negative impression of us in the investment community or business community generally;
●	difficulties maintaining relationships with collaborators, vendors, and other business partners;
●	third-parties may determine to terminate and/or attempt to renegotiate their relationship with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise;
●	upon termination of the Merger Agreement by us or Zimmer Biomet under specified circumstances, we would be required to pay a termination fee of approximately $11 million; and
●	we could be subject to litigation related to any failure to complete the Merger.

In addition, our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include without limitation the following:

●	the treatment of Company options as provided under the Merger Agreement
●	payment of pro-rated annual cash bonuses for calendar year 2025;
●	severance and other benefits payable in the case of certain qualifying terminations of employment under the terms of individual agreements or broad-based Zimmer Biomet severance policy;
●	offer letters that certain executive officers of the Company entered into with Zimmer Biomet, which are subject to the consummation of the Merger;
●	voting agreements that certain executive officers of the Company entered into with Zimmer Biomet and Merger Sub, pursuant to which those certain executive officers agreed to vote in favor of the adoption and approval of the merger agreement and the approval of the merger, among other things;
●	Dr. Unis is entitled to a portion of shares of Company common stock owed to Icahn School of Medicine at Mount Sinai (“Mount Sinai”) under the Sinai Termination Agreement (as defined in “Interests of the Company’s Directors and Executive Officers in the Merger-Mt. Sinai Relationship with Dr. Unis”), which portion is equal to 487,324 shares of Company common stock. Dr. Unis has not been allocated his portion of these shares by Mount Sinai to date. Additionally, Dr. Unis will be entitled to a portion of the termination payment payable under the Sinai Termination Agreement; and
●	continued indemnification and insurance coverage under the merger agreement, the organizational documents of the Company and indemnification agreements the Company has entered into with each of their directors and executive officers.

The Merger Agreement contains provisions that could make it difficult for a third-party to acquire us prior to the completion of the Merger.

The Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of our Company. These provisions include our agreement not to solicit or initiate any additional discussions with third-parties regarding other proposals to acquire us, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay Zimmer Biomet a termination fee of approximately $11.0 million.

These provisions might discourage an otherwise-interested third-party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the Merger. Furthermore, even if a third-party elects to propose an acquisition, the concept of a termination fee may result in that third-party offering a lower value to our stockholders than such third-party might otherwise have offered.

If the Merger is not consummated by the End Date, either we or Zimmer Biomet may terminate the Merger Agreement, subject to certain exceptions.

Either we or Zimmer Biomet may terminate the Merger Agreement if the Merger has not been consummated by January 11, 2026 (as such date may be extended to April 11, 2026, pursuant to the terms of the Merger Agreement (the “End Date”)). However, this termination right will not be available to a party to the Merger Agreement if that party failed whose material breach of the Merger Agreement is the principal cause of the failure to consummate the Merger to be consummated by the End Date. In the event the Merger Agreement is terminated by either party due to the failure of the Merger to close by the End Date or for any other reason provided under the Merger Agreement, we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1.	In two transactions during January and February 2024, ZB Capital Partners LLC, holder of a warrant exercisable for 547,944 shares of Common Stock, executed a cashless exercise of its warrant under which the Company issued the holder a total of 246,458 shares of Common Stock and retained the remaining shares as settlement of the $1.83 per share exercise price of the warrant.
2.	In June 2025, the Company received a total of $900,000 from Pro-Dex upon its exercise of warrants to purchase 298,122 shares of Series D Preferred Stock at an exercise price of $2.25 per share and 85,705 shares of Common Stock at an exercise price of $2.67 per share. Additionally, from March through July 2025, the Company received $287,000 from the exercise of other warrants to purchase 84,850 shares of Common Stock that were originally issued in connection with the Company’s 2024 Series D Preferred Stock offering. Except as set forth above, no underwriters were involved in the foregoing sales, conversions, and/or exchanges of securities.
3.	On July 9, 2025, we entered into a Termination and Release Agreement (the “Termination Agreement”) with Icahn School of Medicine at Mount Sinai (“Mount Sinai”), pursuant to which that certain Exclusive License Agreement, dated October 3, 2017, including subsequent amendments, as amended most recently on May 31, 2023 by and between the Company and Mount Sinai (collectively, the “License Agreement”) was terminated as of July 10, 2025. Pursuant to the License Agreement, Mount Sinai agreed to license certain specified intellectual property to Monogram, as set forth and in accordance with the terms and conditions of the License Agreement. Upon termination of the License Agreement, the rights and licenses granted to the Company thereunder from Mount Sinai terminated, and all rights, title and interest in and to the licensed intellectual property under the License Agreement reverted to Mount Sinai. In full satisfaction of any payment obligations under the License Agreement and as consideration for the termination of the License Agreement and the promises set forth therein, the Company agrees to pay and deliver to Mount Sinai the amount of $4,000,000 (the “Termination Payment”). The Termination Payment shall be payable as follows: (a) immediately available funds in the amount of $500,000 (the “Cash Amount”) ;and (b) 35,000 shares of Series E Preferred Stock with an aggregate liquidation preference of $3,500,000 (the “Preferred Stock Shares”). The Termination Agreement includes a customary mutual release of claims and provides that, other than the Termination Payment, no further payments shall be due between the Company and Mount Sinai under the License Agreement.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

5(a):

None.

5(b):

None.

5(c):

During the quarter ended June 30, 2025 none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6. Exhibits

The documents listed in the following Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated July 11, 2025, by and among Zimmer Biomet Holdings, Inc., Honey Badger Merger Sub, Inc. and Monogram Technologies Inc (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

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

3.4	Certificate of Designation of Series E Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2025).
4.1	Warrant Agreement dated December 20, 2018 between Monogram Technologies Inc. and Pro-Dex, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed with the SEC on July 27, 2023)
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
10.25

Loan Agreement, dated July 11, 2025 by and between Monogram Technologies Inc. and Zimmer, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

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
99.1†

Voting Agreement, dated July 11, 2025, by and among Zimmer Biomet Holdings, Inc., Honey Badger Merger Sub, Inc. and certain stockholders of Monogram Technologies Inc (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

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

†Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Austin, State of Texas, on August 15, 2025.

MONOGRAM TECHNOLOGIES INC.

By	/s/ Benjamin Sexson
Benjamin Sexson, Chief Executive Officer
Monogram Technologies Inc.

The following persons in the capacities and on the dates indicated have signed this offering statement.

/s/ Benjamin Sexson
Benjamin Sexson, Chief Executive Officer, Director
Date: August 15, 2025

/s/ Noel Knape
Noel Knape, Chief Financial Officer, Principal Financial Officer,
Principal Accounting Officer
Date: August 15, 2025